Form 10QSB
period 1996-09-30
DIGEX INC
filed 1996-11-29
CIK 943756

                              DIGEX, Incorporated


                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1996.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the Transition Period From      to
                                                   ------  ------

Commission file number 333-05871
                      -----------------

                              DIGEX, Incorporated
--------------------------------------------------------------------------------
        (Exact name of small business owner as specified in its charter)


Delaware                                            52-1986462
--------                                            ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

6800 Virginia Manor Road
Beltsville, MD                                      20705
--------------                                      ---------
(Address of principal executive offices)            (Zip Code)

                                (301) 847- 5200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X
   ------   ------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value 11,285,387 shares as of November 22, 1996
                             ----------                       --


                                 INDEX                                 PAGE

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
              Balance sheets--December 31,
                1995 and September 30, 1996                             3
              Statements of Operations-- Three
                Months and Nine Months Ended
                September 30, 1995 and 1996                             4
              Statements of Cash flows-- Nine Months
                Ended September 30,1995 and 1996                        5
              Notes to Financial Statements--
                September 30, 1996                                      6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      12

Part II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

Exhibit (11), computation of earnings per share, is not presented herein but the related information is included in notes to financial statements.

The Company did not file any reports on Form 8-K during the three months ended
September 30, 1996.


Signatures                                                             18

                              DIGEX, Incorporated
                                Balance Sheets
                   (in thousands, except per share amounts)

                                                                                                                    Pro Forma
                       ASSETS                                           December 31, 1995   September 30, 1996   September 30, 1996
                                                                        -----------------   ------------------   ------------------
                                                                            (audited)          (unaudited)          (unaudited)
                                                                                                                    See Note 11
Current assets:
Cash and cash equivalents                                                         $832               $411              $49,205
Accounts receivable, less allowance of $50 at December 31, 1995
 and $274 at September 30, 1996                                                    908              2,180                2,180
Inventory and prepaid assets                                                        50                831                  831
Deferred income taxes                                                                8                  8                    8
                                                                             ---------          ---------            ---------
 Total current assets                                                            1,798              3,430               52,224

Property and equipment:
Computer equipment and software                                                  3,439             16,658               16,658
Office furniture and equipment                                                     153                408                  408
Leasehold improvements                                                             164                704                  704
                                                                             ---------          ---------            ---------
 Total property and equipment                                                    3,756             17,770               17,770

Accumulated depreciation and amortization                                          765              2,591                2,591
                                                                             ---------          ---------            ---------
 Net property and equipment                                                      2,991             15,179               15,179

Deferred financing costs                                                                              845
Other assets                                                                       263                440                  440
                                                                             ---------          ---------            ---------
Total assets                                                                    $5,052            $19,894              $67,843
                                                                             =========          =========            =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses                                             $960            $13,938              $14,293
Deferred revenue                                                                   389              5,080                5,080
Current portion of capital lease obligations                                       859              2,715                2,715
10% Convertible Debentures, net of discount of $589 in 1995                      1,411                  -                    -
                                                                             ---------          ---------            ---------
 Total current liabilities                                                       3,619             21,733               22,088

Capital lease obligations, less current portion                                    822              3,098                3,098

Series A Mandatorily Redeemable Convertible Preferred Stock,
 $1 par value; 70 shares authorized; 45 shares issued and outstanding (pro forma none); redemption price and liquidation preference $100 per share,
 aggregating $4,546                                                              2,139              2,511                    -
Series B Mandatorily Redeemable Convertible Preferred Stock,
 $1 par value; 130 shares authorized; 81 shares issued and outstanding (pro forma none); redemption price and liquidation preference $100 per share,
 aggregating $8,126                                                                  -              8,126                    -

Stockholders' equity (deficit):
 Common Stock, $.01 par value:
    Authorized shares 19,920 in 1995 and 1996
    Issued and outstanding shares 1,618 in 1995 and 1996
       (pro forma: 11,285)                                                          16                 16                  113
 Additional paid-in capital                                                      2,835              4,024               62,158
 Accumulated deficit                                                            (4,379)           (19,614)             (19,614)
                                                                             ---------          ---------            ---------
 Total stockholders' equity (deficit)                                           (1,528)           (15,574)              42,657
                                                                             ---------          ---------            ---------
Total liabilities and stockholders' equity (deficit)                            $5,052            $19,894              $67,843
                                                                             =========          =========            =========

See notes to financial statements.

                              DIGEX, Incorporated
                           Statements of Operations
                   (in thousands, except per share amounts)

                                                          Three Months Ended          Nine Months Ended
                                                             September 30                September 30
                                                       -----------------------     ------------------------
                                                          1995         1996           1995          1996
                                                       ---------     ---------     ---------     ----------
Net Revenue
  Online services                                       $  1,219      $  3,768      $  2,813       $  8,428
  Equipment sales                                            100           685           171          1,261
                                                        --------      --------      --------       --------
    Total revenue                                          1,319         4,453         2,984          9,689

Operating Costs and Expenses
  Data communications and operations                       1,027         4,244         2,161          8,192
  Cost of equipment sales                                     80           520           137          1,033
  Sales and marketing                                        431         4,441           992          7,028
  General and administrative                                 375         1,839           939          5,076
  Depreciation and amortization                              201           905           356          1,830
                                                        --------      --------      --------       --------
    Total operating costs and expenses                     2,114        11,949         4,585         23,159
                                                        --------      --------      --------       --------
Loss from operations                                        (795)       (7,496)       (1,601)       (13,470)

Other income (expense)
  Interest and other income                                   -             53            17            101
  Interest expense                                           (24)          (94)          (69)        (1,261)
                                                        --------      --------      --------       --------
                                                             (24)          (41)          (52)        (1,160)
                                                        --------      --------      --------       --------
Net loss                                                    (819)       (7,537)       (1,653)       (14,630)

Accretion of Series A Mandatorily Redeemable
  Convertible Preferred Stock to redemption
  value                                                     (115)         (136)         (224)          (389)
                                                        --------      --------      --------       --------

Net loss attributable to common stockholders            $   (934)     $ (7,673)     $ (1,877)      $(15,019)
                                                        ========      ========      ========       ========
Net loss per common share attributable
  to common stockholders                                $  (0.14)     $  (4.74)     $  (0.28)      $  (2.76)
                                                        ========      ========      ========       ========
Pro forma net loss per common share attributable
  to common stockholders                                              $  (0.67)                    $  (1.05)
                                                                      ========                     ========


See notes to financial statements.

                              DIGEX, Incorporated
                           Statements of Cash Flows
                                (in thousands)

                                                                             Nine Months Ended September 30
                                                                                 1995              1996
                                                                             ---------------  --------------
Operating Activities:
Net loss                                                                      $      (1,653)   $     (14,630)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
 Depreciation and amortization                                                          356            1,830
 Amortization of debt discount charged to interest expense                               14              951
 Non-cash compensation recorded for vested stock
  option grants                                                                         -                599
 Loss on sale of fixed assets                                                           -                  2
 Changes in operating assets and liabilities:
  Accounts receivable, net                                                             (545)          (1,271)
  Inventory and prepaid expenses                                                       (139)            (781)
  Accounts payable and accrued expenses                                                 717           12,978
   Income taxes                                                                         (21)             -
  Deferred revenue                                                                      235            4,690
                                                                             ---------------  --------------
Net cash provided by (used in) operating activities                                  (1,036)           4,368

Investing Activities:
Purchases of property and equipment                                                    (855)          (9,007)
Increase in other assets                                                               (143)            (177)
                                                                             ---------------  --------------
Net cash used in investing activities                                                  (998)          (9,184)

Financing Activities:
Repayment of notes payable                                                             (300)             -
Borrowings under revolving line of credit                                               -              1,167
Repayments under revolving line of credit                                               -             (1,167)
Repayment of capital lease obligations                                                 (232)            (988)
Proceeds from issuance of 10% Subordinated
 Debentures and detachable stock warrants                                               -              1,000
Proceeds from issuance of Series A Mandatorily Redeemable
 Convertible Preferred Stock and detachable stock warrants,
 net of expenses of issuance                                                          3,518              -
Proceeds from issuance of Series B Mandatorily Redeemable
 Convertible Preferred Stock                                                            -              5,000
Proceeds from issuance of warrants to purchase common
 stock to customer                                                                      -                228
Increase in deferred financing costs                                                    -               (845)
                                                                             ---------------  --------------
Net cash provided by financing activities                                             2,986            4,395
                                                                             ---------------  --------------
Net increase (decrease) in cash and cash equivalents                                    952             (421)
Cash and cash equivalents at beginning of period                                          2              832
                                                                             ---------------  --------------
Cash and cash equivalents at end of period                                    $         954    $         411
                                                                             ===============  ==============

Interest paid                                                                 $          69    $         197
                                                                             ===============  ==============

See notes to financial statements.

                              DIGEX, Incorporated

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


                               September 30, 1996
               (In thousands, except share and per share amounts)


1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements for the year ended December 31, 1995 incorporated by reference in the Company's registration statement on Form 8-A filed in October 1996.

2.  Capital Lease Obligations

    The Company leases equipment under capital leases. Property and equipment includes the following amounts for leases that have been capitalized at September 30, 1996:


                                      December 31, 1995      September 30, 1996
                                      -----------------      ------------------

Computer equipment......................... $1,985                  $6,993
Office furniture and equipment.............    110                     110
                                            ------                  ------
                                             2,095                   7,103
Less accumulated amortization..............    445                   1,538
                                            ------                  ------
                                            $1,650                  $5,565
                                            ------                  ------

    Amortization of leased assets is included in depreciation and amortization expense.

    Future minimum payments under capital lease obligations consist of the following at September 30, 1996:

Through December 31, 1996      ..................................    $  693
                     1997      ..................................     2,628
                     1998      ..................................     2,046
                     1999      ..................................     1,298
                     2000      ..................................       118
                                                                        ---
Total minimum lease payments   ..................................     6,783
Amounts representing interest  ..................................       970
                                                                      -----
Present value of net minimum lease payments (including current
portion of $ 2,715)            ...................................   $5,813
                                                                     ======


                              DIGEX,Incorporated


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


3.  Agreement with Customer

    In June 1996, the Company entered into a six-year private network agreement with WinStar Communications, Inc. As part of the agreement, WinStar will purchase $5,000 of connectivity services and equipment which was paid in advance in June 1996. WinStar also received warrants to purchase 240,000 shares of common stock for $3.75 per share. The warrants were valued at $228 and deferred revenue associated with the contract was recorded in the amount of $4,772.


4.  10% Convertible Debentures and Detachable Stock Warrants

    On February 15, 1996, the Company issued $1,000 of 10% Convertible Debentures with detachable stock warrants for cash proceeds of $1,000. The detachable stock warrants entitle the holders to purchase 166,378 shares of common stock at an exercise price of $0.25 per share and expire in February 2002. The exercise price is payable either in cash or through the retirement of stock warrants. The warrants were valued at $362, or $2.17 per share, based on an independent valuation of the Company's common stock and the use of a generally accepted warrant valuation methodology. The estimated value of the warrants was recorded as additional paid-in capital and the 10% Convertible Debentures were recorded net of a discount of $362. The Company recognized interest expense of $362 for the period from February 15, 1996 through September 30, 1996 related to the amortization of this discount.

In connection with the issuance of the Series B Preferred Stock described in
Note 5, the holders of the 10% Convertible Debentures converted the debentures into 31,264 shares of Series B.


5.  Series B Mandatorily Redeemable Convertible Preferred Stock

    In May 1996, the Company amended its Articles of Incorporation to authorize the issuance of 130,000 shares of Series B Preferred Stock ("Series B") with a par value of $1. Cumulative annual cash dividends on the Series B at the rate of $8 per share became payable monthly commencing on the first date outstanding through March 15, 1999, and after March 15, 1999, at the rate of $12 per share per annum.

    On May 30, 1996, the Company issued 50,000 shares of Series B for $5,000. In connection with this issuance, the holders of the 10% Convertible Debentures (face value of $3,000, plus accrued interest of $126) converted the debentures into 31,264 shares of Series B.

    The Series B was subject to certain mandatory redemption requirements and was convertible at the option of the holder into common stock. In addition, the Series B was subject to automatic conversion into common stock prior to the closing of an initial public offering consummated on or before December 31, 1996 generating net proceeds to the Company of at least $25,000. On October 22, 1996, the Company completed its initial public offering, which met the automatic conversion criteria, and the Series B converted into 2,180,336 shares of common stock (see also Note 11).

                              DIGEX, Incorporated

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


6.  Stockholders' Equity (Deficit)

The components of stockholders' equity are as follows:


                                           Additional
                                   Common   Paid In    Accumulated
                                   Stock    Capital      Deficit       Total
                                 ---------------------------------------------
Balance at December  31, 1995      $16     $2,835      $ (4,378)     $ (1,527)
Issuance of warrants
  to purchase 166,378
  shares of common stock             -        362             -            62
Issuance of warrants to
  purchase shares of common
  stock                              -        228             -           228
Value of vested common stock
  options granted to employees       -        599             -           599
Accretion of Series
  A Mandatorily Redeemable
  Convertible Preferred Stock to
  redemption value                   -          -          (389)         (389)
Dividends accrued on Series B
  Mandatorily Redeemable
  Convertible Preferred Stock        -          -          (217)         (217)
Net loss for nine months ended
  September 30, 1996                                    (14,630)      (14,630)
                                 ---------------------------------------------

Balance at September 30, 1996      $16     $4,024      $(19,614)     $(15,574)
                                   ===     ======      =========     =========




7.  Stock Option Plan

     The Company maintains two stock option plans, the 1995 Stock Option Plan and the 1996 Equity Participation Plan (collectively, the "Plans"). The Plans are administered by the Board of Directors. The Plans provide for the granting of either qualified or non-qualified options to purchase an aggregate of up to 2,500,480 shares of common stock to eligible employees, officers, directors, and consultants of the Company. The 1996 Equity Participation also provides for the granting of other equity participation instruments.

                              DIGEX, Incorporated

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


7.  Stock Option Plan (continued)

The following table summarizes the stock option activity of the Company for the nine months ended September 30, 1996 (shares in thousands):

                                    Shares            Shares      Exercise Price
                                  Outstanding       Exercisable     Per Share
                                  -----------       -----------   --------------
Balances at December 31, 1995          630              188        $0.25
Granted                              1,720                -        $0.25- $10.00
Became exercisable                       -              194        $0.25- $10.00
Exercised/Surrendered                   (5)              (5)       $0.25- $10.00
Canceled                               (37)               -        $0.25- $10.00
                                    -------            -----       -------------
                                     2,308              377        $0.25- $10.00
Balances at September 30, 1996      =======            =====       =============







All of the options granted during the nine months ended September 30, 1996 vest over 3 or 4 years. At the dates of grant, the estimated fair value of a share of the Company's common stock ranged from $2.28 to $10.00. The Company will record compensation expense of $2,659 over the vesting period of options granted since inception of the plans. For the three months and nine months ended September 30, 1996, the Company recorded $199 and $599 of compensation expense, respectively. The Company will record additional compensation expense related to option grants as follows:

Three months ended December 31, 1996................................  $ 198
Year ended December 31,1997.........................................    747
                       1998.........................................    528
                       1999.........................................    112
                                                                     ------
Total............................................................... $1,585
                                                                     ======

8.  Loss Per Share and Pro Forma Loss Per Share

    Loss per share is based on the average number of shares of common stock outstanding during the period, adjusted for the effect of other outstanding securities as described in the following sentence. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"), certain options, warrants, and shares of preferred stock issued by the Company at prices below its initial public offering price during the twelve month period prior to the initial public offering date have been included in the calculation of loss per share for the three months ended September 30, 1995 and the nine months ended September 30, 1996 and 1995 as if they were outstanding for the periods included in the initial public offering Registration Statement. The assumed conversion or exercise of all other potentially dilutive securities is anti-dilutive during the periods presented, and therefore are not considered in the computation. The following table summarizes the computations of share amounts used in the computation of historical loss per share for the periods ended September 30, 1995 and 1996 (in thousands of shares):

                              DIGEX, Incorporated


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


8.  Loss Per Share and Pro Forma Loss Per Share (continued)

                                          Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                            1995      1996      1995     1996
                                        ---------------------------------------
Weighted average number of
 shares of common stock
 outstanding during the
 period                                     1,708     1,618     1,618    1,618

Adjustment for options,
 warrants and preferred
 stock issued within one
 year of registration
 statement                                  5,170               5,170    3,447

                                        ---------------------------------------
Total shares considered
 outstanding                                6,878     1,618     6,788    5,065
                                        =======================================

     In calculating net loss per share attributable to common stockholders for the nine months ended September 30, 1996, the net loss was reduced by $1,058 for interest expense attributable to debentures converted into Series B Preferred Stock during the period. The Series B was assumed to have been converted into common stock in the calculation above.

     On October 22, 1996 the Company completed its initial public offering for the sale of 4,500,000 shares of common stock. Immediately prior to the closing of this offering, holders of the Series A and Series B convertible preferred stock converted their shares of preferred stock into 2,680,336 shares of common stock. In addition, holders of outstanding warrants to purchase 1,868,408 shares of common stock exercised their warrants immediately prior to the closing of the offering. On November 11, 1996 the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 675,000 shares of common stock. Pro forma loss per share is computed on the same basis as historical loss per share, adjusted to give effect to the additional shares of common stock issued upon the closing of the offering, the preferred stock conversion, the warrant exercise and the exercise of the underwriter's over-allotment option, to the extent that these additional shares are not included in the historical computation as a result of the application of SAB 83 and as if these additional shares of common stock were issued at the beginning of the period presented.

     The following table summarizes the computation of share amounts used in the computation of pro forma loss per share for the periods ended September 30, 1996 as presented in the accompanying statement of operations (in thousands of shares):

                                           Three Months         Nine Months
                                               Ended               Ended
                                         -------------------------------------
Weighted average number of
 shares of common stock
 outstanding                                   1,618               1,618
Common stock issued to the
 public in October 1996                        4,500               4,500
Exercise of over-allotment
 option                                          675                 675
Warrant exercise, net of
 shares tendered in exercise                   1,812               1,812
Conversion of Series A and
 B preferred stock                             2,680               2,680
Adjustment for options,
 warrants, and preferred
 stock issued within one
 year of registration
 statement, and not
 converted into common stock                       -               1,683
                                         -------------------------------------
Total shares considered
 outstanding for pro forma
 loss per share                               11,285              12,968
                                         =====================================

                              DIGEX, Incorporated

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


     In calculating pro forma net loss per share attributable to common stockholders for the nine months ended September 30, 1996, the net loss was reduced by (i) interest expense of $1,058 attributable to debentures converted into Series B Preferred Stock during the period and (ii) Series A preferred stock accretion of $ 389. For the computation for the three months ended September 30, 1996, net loss was reduced by Series A preferred stock accretion of $136. The Series A and B preferred stocks were assumed to have been converted into common stock in the calculation above.

9.   Income Taxes

     No provision for income taxes is expected for 1996 as the Company expects to incur a net loss for the year and does not meet the criteria for recognizing an income tax benefit under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


10.  Subsequent Event--Stock Split

     On October 9, 1996 the Board of Directors approved a 1-for-2.5 reverse stock split in connection with the Company's initial public offering of common stock. All share and per share amounts in the accompanying financial statements have been restated to retroactively reflect the reverse split.


11.  Pro Forma Balance Sheet

     At September 30, 1996 the Company's outstanding Series A Preferred Stock, Series B Preferred Stock and warrants to purchase 1,868,408 shares of common stock were automatically convertible into a total of 4,548,744 shares of common stock immediately prior to the closing of an initial public offering consummated on or before December 31, 1996 that generated net proceeds of at least $25,000 to the Company. In October 1996, the Company completed its initial public offering and received $ 42,351 of net proceeds (prior to estimated offering expenses of $1,200) causing the aforementioned conversions of preferred stock and exercise of warrants. In connection with the warrant exercise, the Company received cash of $87 and 56,264 shares of common stock in consideration for the issuance of 1,868,408 shares of common stock (net shares issued of 1,812,144).

     On November 11, 1996 the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 675,000 shares of common stock. The Company received net cash proceeds of $6,356 as a result of the exercise of the option.

     The accompanying pro forma balance sheet as of September 30, 1996 presents the financial condition of the Company as of September 30, 1996, assuming that the preferred stock conversions, the exercise of the warrants, the initial public offering and the exercise of the over-allotment option occurred on that date.

                              DIGEX, Icorporated


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

     DIGEX is a leading national ISP that focuses exclusively on business customers. The Company was founded in 1990 by a group of Internet pioneers as a local provider of dial-up Internet connectivity. After receiving its first major infusion of institutional equity capital in March 1995, the Company reoriented its strategy to focus exclusively on business customers, who generally require high bandwidth connectivity, and also began to develop its Web server hosting business. The Company brought in an experienced management team in the first quarter of 1996. In the second quarter of 1996, the Company completed a DS-3 backbone ring around the continental United States, enabling the Company to provide its solutions to business customers nationwide.

     The Company derives its revenue from providing a comprehensive range of INDUSTRIAL STRENGTH Internet solutions, including business connectivity, Web server hosting and security and other network products. Business connectivity and Web server hosting customers are typically signed to contracts with minimum terms of one year. Revenues generated from these customers are typically in the form of recurring monthly fees, installation and start-up charges and sales of related equipment, applications and services.

     The Company has made significant investments in developing and expanding its network infrastructure and its customer service and sales and marketing efforts. The substantial costs incurred in connection with this expansion contributed heavily to the Company's operating losses in the nine months ended September 30, 1996. In anticipation of future growth, the Company expects to continue to make significant investments in its network infrastructure, to be funded primarily from equipment financing, to the extent that the Company is able to arrange such financing on favorable terms, throughout the remainder of 1996 and in 1997. The Company's leased line and server customers have expanded from approximately 65 accounts at April 30, 1995 to approximately 1,150 accounts at September 30, 1996.

     The Company's operating results have fluctuated and will continue to fluctuate from period to period depending upon factors such as the timing and installation of significant orders, the pricing and mix of services and products sold by the Company, terminations of service, new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products and services, changes in pricing policies by its competitors, the Company's ability to obtain sufficient supplies of limited source components, the lengthening of the Company's sales cycle and the timing of the expansion of the Company's network infrastructure.

     In view of the significant growth of the Company's operations, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance and that the Company may experience future period-to-period fluctuation in operating results. The Company's short-term focus is on building and expanding its customer base, which will require it to make significant investments in its network infrastructure, personnel, marketing and the development of new products and services, and which may adversely impact short-term operating results. The Company expects to incur operating and net losses in the fourth quarter of 1996 and in fiscal 1997.
There can be no assurance that the Company will achieve or sustain profitability in the future.

                              DIGEX, Incorporated



                             Results of Operations

     The following table sets forth the percentage of the Company's revenue and total expenses represented by certain line items from the Company's statement of operations.

                              Three Months    Nine Months
                                 Ended           Ended
                              September 30,   September30,
                              1995    1996    1995    1996
                              ----    ----    ----    ----
Revenue.......................100%    100%    100%    100%
Costs and expenses:
 Cost of revenue.............  84     107      77      95
 Sales and marketing.......... 33     100      33      73
 General and administration... 28      41      32      52
 Depreciation and amortization.15      20      12      19
                               --      --      --      --
Total expenses................160     268     154     239
                              ---     ---     ---     ---
Loss from operations..........(60)   (168)    (54)   (139)
Interest expense, net..........(2)     (1)     (1)    (12)
                               ---   -----    ----   -----
Net loss......................(62)%  (169)%   (55)%  (151)%
                              ====   =====    ====   =====


Three Months Ended September 30, 1996 Compared With Three Months Ended September 30, 1995

Revenue

     The Company derives its revenue from providing a comprehensive range of INDUSTRIAL STRENGTH Internet solutions, including business connectivity, Web server hosting and security and other network products. Revenue grew 238% from $1.3 million in the three months ended September 30, 1995 to $ 4.5 million in the three months ended September 30, 1996, the majority of which was due to the change in the Company's strategy to focus exclusively on business customers, who generally require high bandwidth connectivity, and the associated expansion of its sales and marketing efforts, including the creation of a direct sales force, and to a lesser extent the development of the Company's Web server hosting business.

Cost of Revenue

    Cost of revenue consists of data communications and operations expense and cost of equipment sales. Data communications costs primarily consist of local access costs, network infrastructure, leased network backbone circuit costs and network operations and support costs. Network operations and support costs consist primarily of personnel expenses relating to the operation of the network infrastructure, including monitoring network traffic and quality, and costs of providing technical support to customers. Cost of revenue increased from $ 1.1 million in the three months ended September 30, 1995 to $ 4.8 million in the same period in 1996. Cost of revenue increased as a percentage of revenues from 84% in the 1995 period to 107% in the 1996 period. The increase in cost of revenue was primarily due to costs associated with the Company's change in strategy to focus exclusively on business customers. These costs include the hiring of additional personnel to support the Company's expanding customer base and the higher support requirements of business customers as well as the expansion of the network backbone which was completed in June 1996, the establishment of a 24x7x365 Network Operations Center, and the building of redundant facilities. For example, during the quarter, the Company's customer support and network operations personnel was constant at 45 employees from July 1, 1995 to September 30, 1995, but increased from July 1, 1996 to September 30, 1996 by 23 employees, for a total of 92 employees as of September 30, 1996.

                              DIGEX, Incorporated


The Company plans to continue to expand its network through 1996 and 1997, which in turn will continue to increase cost of revenue. As the costs associated with this expansion have been and will be incurred by the Company in anticipation of growth in its customer base, the Company believes that, over time, cost of revenue as a percentage of revenues will decline as its customer base expands.

Sales and Marketing

    Sales and marketing costs consist primarily of salaries and expenses of sales and marketing personnel, advertising and promotion and marketing materials. Sales and marketing costs increased from $ 431,000 in the three months ended September 30, 1995 to $ 4.4 million in the same period in 1996. Sales and marketing costs increased as a percentage of revenues from 33% in the 1995 period to 100% in the 1996 period. The increase in sales and marketing costs was primarily due to the Company's strategy to build market share comprised of business customers. The Company's prior business strategy required minimal sales and marketing. The change in strategy required the hiring of additional sales and marketing personnel (no change in the quarter ended September 30, 1995 with 27 employees compared to an increase of 55 employees in the quarter ended September 30, 1996 for a total of 140 employees as of September 30, 1996) and the expansion of advertising and promotional activities and product development efforts. The Company expects to continue to invest heavily in sales and marketing in 1996 and 1997.

General and Administrative

    General and administrative costs consist primarily of expenses associated with the Company's management, accounting, finance and administrative functions. General and administrative costs increased from $ 375,000 in the three months ended September 30, 1995 to $ 1.8 million in the same period in 1996. These costs increased as a percentage of revenues from 28% in the three months ended September 30, 1995 to 41% in the same period in 1996. This increase in general and administrative expenses was due primarily to the hiring of additional senior management, finance, accounting and administrative personnel to support the Company's expanding operations. General and administrative costs were affected by a $199,000 compensation charge in the three months ended September 30, 1996 related to the grant of stock options. See Note 7 to the financial statements for additional information with respect to compensation expense related to stock option grants. The increase in the general and administrative costs resulted principally from the increase in the Company's general and administrative staff from 13 employees at September 30, 1995 to 33 employees at September 30, 1996. The Company expects to hire additional personnel in anticipation of continued expansion of its operations.

Interest Expense

     Interest expense increased from $ 24,000 in the three months ended September 30, 1995 to $94,000 in the same period in 1996. The increase in interest expense during the 1996 period was primarily due to increased equipment financing and capital lease obligations incurred to finance network expansion and to fund working capital requirements.


Depreciation and Amortization

     Depreciation and amortization increased from $ 201,000 in the three months ended September 30, 1995 to $ 905,000 in the same period in 1996. The increase in 1996 is a result of the significant investments made in developing and expanding the Company's network infrastructure.

                              DIGEX, Incorporated

Nine Months Ended September 30, 1996 Compared With Nine Months Ended September 30, 1995

Revenue

     The Company derives its revenue from providing a comprehensive range of INDUSTRIAL STRENGTH Internet solutions, including business connectivity, Web server hosting and security and other network products. Revenue grew 225% from $ 3.0 million in the nine months ended September 30, 1995 to $ 9.7 million in the nine months ended September 30, 1996, the majority of which was due to the change in the Company's strategy to focus exclusively on business customers, who generally require high bandwidth connectivity, and the associated expansion of its sales and marketing efforts, including the creation of a direct sales force, and to a lesser extent the development of the Company's Web server hosting business.

Cost of Revenue

     Cost of revenue consists of data communications and operations expense and cost of equipment sales. Data communications costs primarily consist of local access costs, network infrastructure, leased network backbone circuit costs and network operations and support costs. Network operations and support costs consist primarily of personnel expenses relating to the operation of the network infrastructure, including monitoring network traffic and quality, and costs of providing technical support to customers. Cost of revenue increased from $ 2.3 million in the nine months ended September 30, 1995 to $ 9.2 million in the same period in 1996. Cost of revenue increased as a percentage of revenues from 77% in the 1995 period to 95% in the 1996 period. The increase in cost of revenue was primarily due to costs associated with the Company's change in strategy to focus exclusively on business customers. These costs include the hiring of additional personnel to support the Company's expanding customer base and the higher support requirements of business customers as well as the expansion of the network backbone, the establishment of a 24x7x365 Network Operations Center, and the building of redundant facilities. For example, the Company's customer support and network operations personnel increased from 45 employees at September 30, 1995 to 92 employees at September 30, 1996.

The Company plans to continue to expand its network through 1996 and 1997, which in turn will continue to increase cost of revenue. As the costs associated with this expansion have been and will be incurred by the Company in anticipation of growth in its customer base, the Company believes that, over time, cost of revenue as a percentage of revenues will decline as its customer base expands.

Sales and Marketing

     Sales and marketing costs consist primarily of salaries and expenses of sales and marketing personnel, advertising and promotion and marketing materials. Sales and marketing costs increased from $ 992,000 in the nine months ended September 30, 1995 to $ 7.0 million in the same period in 1996. Sales and marketing costs increased as a percentage of revenues from 33% in the 1995 period to 73% in the 1996 period. The increase in sales and marketing costs was primarily due to the Company's strategy to build market share comprised of business customers. The Company's prior business strategy required minimal sales and marketing. The change in strategy required the hiring of additional sales and marketing personnel (from 27 employees at September 30, 1995 to 140 employees at September 30, 1996) and the expansion of advertising and promotional activities and product development efforts. The Company expects to continue to invest heavily in sales and marketing in 1996 and 1997.

General and Administrative

General and administrative costs consist primarily of expenses associated with the Company's management, accounting, finance and administrative functions. General and administrative costs increased

                              DIGEX, Incorporated

from $ 939,000 in the nine months ended September 30, 1995 to $ 5.1 million in the same period in 1996. These costs increased as a percentage of revenues from 32% in the nine months ended September 30, 1995 to 52% in the same period in 1996. This increase in general and administrative expenses was due primarily to the hiring of 26 additional senior management, finance, accounting and administrative personnel to support the Company's expanding operations. General and administrative costs were affected by a $ 599,000 compensation charge in the nine months ended September 30, 1996 related to the grant of stock options. In addition, based on options granted through September 30, 1996, additional compensation charges of $ 1.6 million will be reported as general and administrative costs during the period October 1, 1996 through December 31, 1999. See Note 7 to the financial statements for additional information with respect to compensation expense related to stock option grants. The increase in the general and administrative costs resulted principally from the increase in the Company's general and administrative staff from 13 employees at September 30, 1995 to 33 employees at September 30, 1996. The Company expects to hire additional personnel in anticipation of continued expansion of its operations.

Interest Expense

     Interest expense increased from $ 69,000 in the nine months ended September 30, 1995 to $ 1.3 million in the same period in 1996. The increase in interest expense during the 1996 period was primarily due to the Company's issuance of subordinated debentures in November 1995 and February 1996 and increased equipment financing and capital lease obligations incurred to finance network expansion and to fund working capital requirements. The subordinated debentures were converted into shares of Series B Preferred Stock on May 30, 1996.


Depreciation and Amortization

     Depreciation and amortization increased from $ 356,000 in the nine months ended September 30, 1995 to $ 1.8 million in the same period in 1996. The increase in 1996 is a result of the significant investments made in developing and expanding the Company's network infrastructure.


Liquidity and Capital Resources

     The Company historically has satisfied its cash requirements principally through a combination of sales of equity securities and borrowings from banks and other third parties. On October 22, 1996, the Company completed its initial public offering for the sale of 4,500,000 shares of common stock. The Company received $ 42.4 million of net proceeds from the offering, and repaid $ 1.5 million in interim financing pursuant to a bridge loan from one of its venture capital investors. On November 11, 1996 the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 675,000 shares of common stock. The Company received net cash proceeds of $ 6.4 million as a result of the exercise of the option. The Company currently anticipates that the approximately $ 48.6 million in net proceeds remaining will be used for the continued expansion of its network and Web server hosting facilities and to fund operating losses and working capital requirements associated with the expansion of the Company's customer base.

     Despite an increase in net loss from $ 1.7 million for the nine months ended September 30, 1995 to $ 14.6 million for the nine months ended September 30, 1996, the Company generated cash flow from operations of $ 4.4 million for the nine months ended September 30, 1996, a $ 5.4 million increase over the amount for the nine months ended September 30, 1995. This increase is primarily attributable to growth in accounts payable and accrued expenses and a customer advance payment, included in deferred revenue, of approximately $ 4.8 million. In addition, purchases of fixed assets for the nine months increased from $ 855,000 in 1995 to $ 9.0 million in 1996, primarily to support the expansion of the Company's network

                              DIGEX, Incorporated


infrastructure. The Company currently anticipates that proceeds from the initial public offering, current and anticipated financing arrangements and funds from operations will be sufficient to meet the Company's anticipated working capital, lease commitments and capital expenditure requirements through the end of 1997. The Company currently anticipates that it will use equipment financing to fund in part the planned expansion of its facilities. Since September 30, 1996 the Company has arranged approximately $ 5 million of such financing and anticipates that it will arrange as much as an additional $10 million of equipment financing for future capital projects. There can be no assurance that the Company will be able to arrange additional equipment financing on acceptable terms or at all. Moreover, the Company may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including international expansion, acquisitions of complementary businesses or technologies, development of new products or otherwise responding to unanticipated competitive pressures. In addition, the Company may need to raise additional funds in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all.

                              DIGEX, Incorporated



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DIGEX, Incorporated

Date November 25, 1996        /s/ Christopher R. McCleary
    -----------------------   --------------------------------
                              Christopher R. McCleary
                              Chairman of the Board, President
                              Chief Executive Officer


Date November 25, 1996       /s/ Thomas M. Brandt, Jr.
    -----------------------  ---------------------------------
                             Thomas M. Brandt, Jr.
                             Senior Vice President, Secretary
                             Chief Financial Officer