Form 10KSB
period 1996-12-31
DIGEX INC
filed 1997-04-02
CIK 943756

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[x]  Annual Report For the Fiscal Period Ended December 31, 1996 Pursuant to
     Section 13 or 15 (d) of the Securities Exchange Act of 1934
                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                       COMMISSION FILE NUMBER  001-12281

                              DIGEX, INCORPORATED
                              -------------------
        (Exact name of small business owner as specified in its charter)

           DELAWARE                                    52-1986462
-------------------------------                 --------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

ONE DIGEX PLAZA, BELTSVILLE, MD              20705
----------------------------------------    --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    ZIP CODE

                                 (301) 847-5000
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B)  OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, PAR VALUE $.01
                             (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   [x]     No   [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Revenues for fiscal year ended December 31, 1996 were $15,573,393.

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $53,762,166 as of March 26, 1997.

There were 11,294,922 shares of Common Stock outstanding as of March 26, 1997.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                   ---     ---

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in DIGEX, Incorporated's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 1997, is incorporated by reference in Part III of this Form 10-KSB.

                                     INDEX


PART I.                                                                    PAGE

    Item 1.  Description of Business                                         3

    Item 2.  Description of Property                                        17

    Item 3.  Legal Proceedings                                              17

    Item 4.  Submission of  Matters to a Vote of Security Holders           17


PART II.

    Item 5.  Market for Common Equity and Related Stockholder Matters       17

    Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      19

    Item 7.  Financial Statements                                           24

    Item 8.  Changes In and Disagreements With Accountants on  Accounting
             and Financial Disclosures                                      38


PART III.

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act              38

    Item 10. Executive Compensation                                         38

    Item 11. Security Ownership and Certain Beneficial Owners and
             Management                                                     38

    Item 12. Certain Relationships and Related Transactions                 38


PART IV.

    Item 13. Exhibits and Reports on Form 8-K                               39


SIGNATURES                                                                  40

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

  When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain of such risks, see "Investment Considerations" in this Item 1, as well as other information contained in this Report and in the Company's periodic reports and other documents filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

INTRODUCTION

  DIGEX, Incorporated ("DIGEX" or the "Company") is a leading independent national Internet carrier that focuses exclusively on businesses, government agencies and other institutional customers ("Business Customers"). The Company offers a comprehensive range of Internet solutions, including a complete product line of dedicated Internet connectivity solutions to its Business Customers, Web site management, consulting and security, and private network solutions.
The Company was founded and incorporated in 1990 by a group of Internet pioneers, as a local provider of dial-up Internet connectivity. After receiving its first major infusion of institutional equity capital in March 1995, the Company reoriented its strategy to focus exclusively on Business Customers that generally require high bandwidth connectivity, and began to develop its Web site management business. Additionally, the Company brought in an experienced management team in the first quarter of 1996. The Company completed the initial public offering of its Common Stock in October 1996. In January 1997, the Company acquired, for approximately $0.8 million in cash, the assumption of approximately $20,000 of indebtedness, and the issuance of 175,000 warrants to purchase shares of the Company's Common Stock, Electronic Press Services Group ("EPSG"), a prominent integrator of electronic commerce solutions for high functionality, complex Web sites. The Company's Business Customers have grown from approximately 500 accounts at December 31, 1995 to approximately 1,505 accounts at December 31, 1996.

  The Company offers its Internet solutions through three separate and highly focused business units. The Business Internet Connectivity Group offers dedicated high-bandwidth Internet connectivity and security solutions for commercial Internet and Intranet communication applications. The Web Site Management Group provides fault tolerant Web site management and electronic commerce integration services to companies seeking to outsource the management of "mission-critical" World Wide Web presences. The Private Network Solutions Group seeks to create customized private label solutions for businesses seeking to provide Internet services without incurring the cost of building and managing their own facilities.

INDUSTRY BACKGROUND

  The Internet is a global collection of computer networks that enables businesses, government agencies, other institutional customers and individuals to communicate, access and share information and conduct business remotely. Use of the Internet has grown rapidly since the early 1990s, due in large part to increasing personal computer and modem penetration, the development of the World Wide Web, the introduction of easy-to-use navigational tools and utilities for the Web and the availability of informational, entertainment and commercial applications. Technological advances relating to the Internet have occurred and continue to occur rapidly, resulting in a more robust, lower-cost infrastructure, improved security and increased value-added services and content. International Data Corporation ("IDC") has estimated that the number of Internet users will reach approximately 200 million in 1999, from approximately 56 million in 1995. While there has been significant media interest in the use of the Internet by consumers, Business Customers currently account for a more significant percentage of Internet use. According to IDC, approximately 71%, or 40 million, of the approximately 56 million Internet users in 1995 were business-related users. Internet capabilities, including corporate Internet sites, are becoming an increasingly important part of conducting business. According to Netcraft, Ltd., the number of corporate Internet sites, defined as domain names ending in ".com", has increased from 4,912 in August 1995 to 407,250 in December 1996.

  Because Internet and corporate Intranet solutions are increasingly achieving "mission-critical" status, Business Customers are demanding advanced, highly reliable solutions designed specifically for the needs of business. Furthermore, as the use of the Internet expands, Business Customers are requiring that providers offer a comprehensive range of services, including connectivity, Web site management, consulting, security and other networking products and services. Finally, Business Customers often require knowledgeable and highly responsive sales and customer service representatives in order to determine their optimal Internet strategy quickly and to resolve any problems with their current solutions.

THE DIGEX SOLUTION

  The Company provides a comprehensive range of Internet solutions that serve the needs of Business Customers who often desire a responsive, single-source provider of reliable, high-performance Internet connectivity and Web site management products and services.

  Business Internet Connectivity. DIGEX offers a complete product line of dedicated Internet connectivity solutions to its Business Customers with a variety of service and pricing programs based on bandwidth requirements. To complement its connectivity offerings, the Company also sells customer-premise routers, firewall security options and other value-added services, as well as assigns and manages IP and E-mail addresses.

  Web Site Managment. The Company also offers a complete range of Web site management solutions. The Company's Business Customers are able to locate Web sites on dedicated servers at the Company's Web site management facility, which enables users to gain high-speed access to the World Wide Web through the server's direct connection to the Internet backbone. In addition, the Company provides 24x7x365 monitoring of the server and Internet connection by the Company's highly experienced technical staff, as well as easy server upgradability to meet the customer's growing speed and capacity requirements.

  In January 1997, the Company consummated the acquisition of Boston-based EPSG, a prominent developer of electronic commerce applications and integration services for high functionality, complex Web sites. The Company believes that this acquisition builds on its strategy of providing complex Web site management services to companies using their World Wide Web presence as a mission-critical marketing, revenue generation and customer retention tool.

  Private Network Solutions. The Company provides private label solutions to telecommunications companies interested in offering Internet access to their existing customer bases without incurring additional infrastructure costs.

  The Company's Internet solutions are supported by a state-of-the-art network infrastructure, including the Company's Network Operations Center (NOC) and Web site management facility located in suburban Washington, D.C. The Company has built a redundant nationwide DS-3 backbone connecting to six major Internet network access points (NAPs) at 90 Mbps when fully operational and has established peering relationships with other national Internet carriers, allowing DIGEX to route its customers' traffic to the desired Internet address. The Company believes that its combination of a nationwide network and peering relationships significantly differentiates the Company from regional Internet Service Providers ("ISPs") who, without peering relationships, may have to pay transit fees to national Internet carriers in order to exchange network traffic.

THE DIGEX STRATEGY

  After receiving its first major infusion of institutional equity capital in March 1995, the Company reoriented its strategy to focus on becoming the Internet carrier of choice for Business Customers. DIGEX's strategy focuses on six key elements:

  Focus on Business Customers. The Company believes that Business Customers offer the greatest potential market for the Company's solutions due to this market's low customer turnover and need for higher value-added Internet solutions. The Company continues to research and develop innovative, specialized products and services that address the constantly evolving needs of Business Customers at competitive prices. In addition, the Company believes that its less-focused competition faces difficulty fulfilling the demanding needs of these customers.

  Provide Comprehensive Range of Internet Solutions. The Company provides a comprehensive range of Internet solutions, enabling it to satisfy the needs of Business Customers who often seek a sole provider for all their Internet requirements. The Company's sales forces for each of its business units are motivated to cross-market all of DIGEX's products and services.

  Expand and Optimize Its Nationwide Network. The Company plans to expand its nationwide DS-3 network, which the Company has designed to specifically address the growing reliability and bandwidth requirements of Business Customers, so as to offer a comprehensive range of connectivity solutions to such customers across the United States. The Company believes that as it expands its network to more cities, it can offer its solutions to additional Business Customers more cost-effectively than its consumer-focused competitors, because fewer points of presence ("POPs") are required to reach Business Customers, who are largely concentrated in urban centers. In addition, the Company attempts to optimize its network efficiency by counterbalancing business connectivity, which makes greater use of the Company's network during business hours, with Web site management, which makes greater use of the network during non-business hours.

  Implement Multiple Distribution Channels. The Company aims to reach its customers through the Company's own direct sales force as well as through other innovative methods of distribution. These methods currently include agent relationships with advertising agencies and Web site developers who resell the Company's Web site management solutions and the efforts of the Company's Private Network Group, which enters into long-term agreements with telecommunications service providers to resell the Company's connectivity solutions under their own brand names. In addition, Business Internet Connectivity uses agents and systems integration firms as an indirect channel to supplement the direct channel sales force for market coverage.

  Establish Key Industry Partnerships. The Company has and continues to pursue actively partnerships with industry leaders, including existing relationships with Cisco Systems, Inc. ("Cisco"), Compaq Computer Corporation, Microsoft Corporation ("Microsoft") and Raptor Systems, Inc. ("Raptor"). These relationships assist the Company in vendor negotiations and with the generation of qualified customer leads for distribution among the Company's three business units, as well as position the Company as a provider of turnkey Internet solutions.

  Focus on Customer Acquisition and Retention. In addition to acquiring customers through its existing distribution channels, the Company believes that as consolidation of the industry continues and it becomes more difficult for regional ISPs to compete, the Company will be able to acquire opportunistically business-focused regional ISPs or purchase their subscriber bases. The Company also believes that customer responsiveness is becoming a key ingredient of success for ISPs and has formed three focused business units to better serve and retain customers. To aid in this effort, the Company has developed a highly trained direct sales force with extensive Internet expertise which, based on customer feedback, the Company believes significantly differentiates the Company from its competitors.

NETWORK INFRASTRUCTURE

  DIGEX's current network infrastructure is based upon a DS-3 fiber optic ring around the continental United States which provides two 45 Mbps paths between the east and west coasts, allowing for a combined bandwidth of 90 Mbps when fully operational. Customers can connect to the Company's network from major cities across the United States. Clear channel DS-3 circuits in the ring connect core routers in DIGEX POPs located in cities on the ring. In the event of a single point of failure, traffic can be routed around the loop, providing for a minimum of 45 Mbps even in the event of such a failure. Other network circuits connect routers in DIGEX POPs in cities not located along the ring to nearby DIGEX routers residing on the ring. The network backbone uses state-of-the-art routing platforms, including Cisco 7500 Series routers.

  DIGEX customers are connected via high-speed leased lines, frame relay, Switched Multimegabit Data Service (SMDS) or other technologies to the local DIGEX POP, where data enters the DIGEX backbone. If the destination of the data is on the DIGEX network, then the data is delivered without ever leaving DIGEX's facilities. If the data is destined for an Internet customer connected via another national ISP which has a peering relationship with DIGEX, then the data is routed to the nearest peering location where the data is passed from the DIGEX router to the router of the other ISP, who then carries that traffic to the final destination. If the destination is an ISP which does not have a peering relationship, then the data is delivered to the national Internet carrier from whom such ISP purchases its Internet connectivity.

  As of March 1997, DIGEX's comprehensive range of connectivity solutions are available in 46 U.S. metropolitan areas through 43 POPs. The Company is also deploying "virtual" POPs that allow the Company to cover metropolitan areas without being required to build additional POPs. The Company expects to make its connectivity solutions available in a total of 60 U.S. metropolitan areas through 50 POPs by the end of 1997. In addition, the Company is acquiring OC-12 capacity to improve the network performance and customer service. DIGEX currently leases the majority of its intercity backbone DS-3 circuits from MCI Communications Corporation ("MCI") and Cable & Wireless, Inc. ("Cable & Wireless"), as well as collocation space at their facilities for DIGEX housing equipment. The Company is nearing the end of the first year of a five-year agreement with MCI as well as having three- to five-year commitments from Cable & Wireless for the lease of such circuits and the use of collocation space to house DIGEX equipment. Management believes that it will be able to renew or replace such contracts at comparable rates. Other DIGEX network segments and customer connections are provided through local exchange carriers ("LECs") and competitive access providers ("CAPs").

  DIGEX's network is monitored on a 24x7x365 basis at its NOC. Trouble calls are serviced by the technical staff of either the Business Internet Connectivity Group, in the case of backbone or customer leased line difficulties, or the Web Site Management Group, in the case of problems with customer servers. MCI and Cable & Wireless provide installation and maintenance services to assist DIGEX at all locations where the Company collocates equipment. For equipment at its remote POPs, DIGEX purchases routers from Cisco, CSU/DSUs from Digital Link Corporation, IDSUs and DSUs from Kentrox Industries Inc. and modems and ISDN terminal adapters from Cisco. Protected AC or DC power is used at all sites to protect against power outages affecting the network.

  In addition to these backbone facilities, DIGEX presently operates a Web site management facility at its suburban Washington, D.C. headquarters and intends to construct an additional Web site management facility and a back-up NOC on the west coast by the end of 1997. The Company may decide to build additional Web site management facilities in the future to better serve customer needs. Multiple Web site management facilities allow Internet users to access the server closest to major Internet nodes and thus provide a better level of service, and would allow DIGEX to minimize the amount of server-related traffic which it must carry long distances over its network.

PRODUCTS AND SERVICES

  The Company offers Internet solutions through three separate and highly focused business units.

  Business Internet Connectivity Group

  DIGEX provides complete connectivity solutions to its Business Customers, including frame relay, leased lines and SMDS, with availability limited only by the capabilities of the in-market LECs. The majority of the revenue generated by Business Connectivity is derived from its frame relay, leased line and security products. The Company offers several configurations and monthly pricing plans, each based on the bandwidth supplied and thus on the speed and capacity of the network facility. The retail pricing of Business Connectivity products ranges from $395 per month to $35,775 per month, and customers are strongly encouraged to enter into long-term contracts. The Company's products are highly scaleable and are designed to facilitate ease of upgrade as the customer's needs evolve. The following chart describes the Company's Business Connectivity options:

SERVICE TYPE                                 SUMMARY DESCRIPTION
--------------------------------------------------------------------------------
Frame Relay                  Flat rate, scaleable 32 Kbps to 1.54 Mbps
                             technology for small to medium size business
                             applications.

Leased Line                  A complete range (56 Kbps to 45 Mbps) of
                             area/wide-area networks and enterprises running
                             all standard and high-bandwidth Internet
                             applications.

Ethernet Plus                2 Mbps to 16 Mbps connectivity solutions for easy
                             "plug and play" solution for Ethernet-based
                             networks running all Internet applications.

Switched Multimegabit Data   A wide range of scaleable solutions (1.17 Mbps to
 Service (SMDS)              34 Mbps) for Business Customers seeking a
                             cost-effective way to support all Internet
                             applications.
--------------------------------------------------------------------------------

  In addition to basic connectivity service, DIGEX sells and configures customer-premise routers, firewall security options and other value-added services. DIGEX is an authorized reseller of the Eagle firewall product family from Raptor, and FireWall-1 from Check Point Software Technologies Ltd. The Company also offers Secure Computing Corporation's Sidewinder Internet firewall software. In addition, the Company helps customers with initial use of their particular DIGEX solution to become sophisticated Internet users. The Company began providing Business Connectivity solutions in 1995 and plans to introduce new products on a controlled basis, to ensure that the quality of delivery, from both a sales and a support perspective, is in place and solidifies the Company's reputation as a provider of highly reliable Internet solutions. The Business Internet Connectivity Group generated 77% of the Company's total 1996 revenue.

  Web Site Management Group

  The Company has offered a complete range of Web site management solutions since 1994. The Company's Business Customers are able to locate highly reliable Web sites on dedicated servers at the Company's Web site management facility, which enables users to gain high speed access to the Web server given the server's direct connection to the Internet backbone. In addition, the Company provides 24x7x365 monitoring of the server and Internet connection by the Company's highly experienced technical staff as well as easy server upgradability as the customer's speed and capacity requirements grow. The Company operates the largest dedicated server Web site management facility in the world. In addition, it was the first carrier to offer its Web Site Management customers a choice of UNIX or Windows NT 4.0 platforms. As Web server needs evolve, DIGEX's goal is to continue to meet the market with the most advanced server solutions available. DIGEX offers various Web server products under the DIGEX WebPremier brand, of which the WebPremier NT and WebPremier UNIX products account for the majority of the revenues generated by the Web Site Management Group.

  Within both the WebPremier NT and WebPremier UNIX product lines, the Company offers a diversity of machine, software, network and service level configuration options to meet the requirements of the corporate Web site customer. Additionally, the Company offers its WebLocate product line which permits companies to co-locate their own machine configuration at the DIGEX network facility. For WebLocate customers, DIGEX provides security, network connectivity, uninterrupted power supply and 24x7x365 monitoring to ensure the machine configuration is connected to the Internet.

  The Web Site Management Group generated 18% of the Company's total 1996 revenue.

  Private Network Group

  The Private Network Group creates customized solutions for telecommunications service providers looking to offer highly reliable private label Internet connectivity solutions without incurring the lead time and costs associated with building their own facilities. In turn, these providers absorb customer-acquisition costs that would otherwise be borne by the Company. When an individual contract is secured, a customized implementation and service organization is created to provide a premium level of support for the private network customer. The Company expects that the operations of the private network customer and the DIGEX support team will be integrated to enhance customer support.

  The Company began offering private network solutions in 1996 and entered into multi-year private network agreements with LCI International, Inc. ("LCI"), WinStar Communications, Inc. ("Winstar") and Orion Network Systems ("Orion"), among others. The Private Network Group seeks to enter into multi-year agreements having either take-or-pay commitments or bulk discounts based on the aggregate amount of Internet solutions purchased. The Company's private network agreement with LCI provides for a large-scale, multi-year commitment by LCI to purchase Internet products and services from DIGEX. Similarly, the Company's private network agreement with WinStar, which terminates in June 2002, requires WinStar to purchase a minimum of $5.0 million of Internet connectivity solutions with the right to purchase additional amounts, in each case on a discounted basis. DIGEX's agreement with Orion provides for bulk discounts through July 1999, based on the aggregate amount of Internet services purchased. The Private Networks Group generated 5% of the Company's total 1996 revenue.

CUSTOMERS

  The Company's Business Connectivity and Web Site Management customers have expanded from approximately 500 at December 31, 1995 to approximately 1,505 accounts at December 31, 1996. In addition, at December 31, 1996, the Company had contracts for approximately 350 additional accounts, service on which had not yet begun. In 1995 and 1996, no customer accounted for more than five percent of the Company's total revenues.

SALES AND MARKETING

  As of December 31, 1996, the Company employed 153 people in sales and marketing. To date, the Company has sold its Internet solutions primarily through its direct sales force. Sales activity is generated both by outbound relationship building and in response to customer referrals, E-mail correspondence through the Company's Web site and a variety of promotional programs, including advertising in general business and specialty periodicals, participation in industry trade shows, seminars and press relations. In addition, the Company engages in local promotional programs to support newly opened service locations. In order to better serve the needs of its customers, the Company has developed a specialized marketing approach for each business unit. Furthermore, the Company is beginning to increase its national presence through high profile television and print advertisements.

  The sales force for the Company's Business Internet Connectivity Group continues to grow to meet the demands of customers along DIGEX's expanding nationwide network. The Company has added sales representatives who are focused on the cities where the Company has opened new POPs along the network and supports them with marketing programs to generate qualified sales leads. In addition, the Company plans to purchase prequalified sales leads, to solicit customers through direct mail advertising, to conduct sales seminars, to advertise in national trade publications and to participate in industry trade shows. An Indirect Sales Agent Program was launched by the Company with systems integrators and VARS to sell Business Internet Connectivity. The Company believes that active marketing and lead generation efforts will allow the sales force to become even more productive and efficient.

  In addition to using the Business Internet Connectivity Group's sales force for marketing its products and services, the Web site Management Group has implemented a direct field sales organization, which currently operates in 16 major markets throughout the U.S. This sales organization calls on corporations within their assigned geographic territory to offer DIGEX Web site Management Services. In addition to directly calling on corporations, the field sales organization engages and supports DIGEX Alliance Partners. Alliance Partners are select advertising agencies, graphic design firms and Web development companies whose business includes the creation of Web sites for corporate customers. Currently, DIGEX has agreements with over 90 Alliance Partners. The field sales organization supports these Alliance Partners to cause them to refer Web site management assignments to DIGEX in exchange for a referral commission.

  The Private Network Group has a dedicated business development team which targets a number of types of potential customers, including Interexchange carriers ("IXCs"), LECs, cable operators, large private network providers, and CAPs. The Company seeks to enter into long-term, non-exclusive arrangements with these potential resellers.

COMPETITION

  The market for all types of Internet connectivity services is extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. As a result of an increase in the number of competitors, and vertical and horizontal integration in the industry, the Company expects to encounter significant pricing pressure and other competition in the future. Advances in technology as well as changes in the marketplace and the regulatory environment are constantly occurring, and the Company cannot predict the effect that ongoing or future developments may have on the Internet industry generally or on the Company specifically.

  National Internet Carriers. Currently, the Company's primary competitors are other Internet carriers focused on Business Customers, including UUNET Technologies, Inc. ("UUNET"), BBN Planets Corporation ("BBN") and PSINet, Inc. ("PSINet"). UUNET, BBN and PSINet in particular have significantly greater market presence and financial, technological and personnel resources than the Company and have extensive coast-to-coast Internet backbones.

  A number of these competitors, however, including UUNET and PSINet, have chosen to pursue individual connectivity customers in an effort to balance the use of their networks. As a result, these Internet carriers have been forced to build out their networks beyond what would be necessary to serve Business Customers.

  DIGEX, on the other hand, has found that it can maintain its focus on Business Customers and build a network infrastructure that can serve a substantial majority of the business marketplace with significantly fewer POPs than its competitors. In addition, the Company's Web site management business, while offering additional Internet solutions to its Business Customers, generates a substantial portion of its traffic after business hours, and thus balances the usage of the Company's network. Thus, given its more focused business strategy and more efficient use of network capacity, DIGEX can offer a comprehensive range of business Internet solutions on a cost-effective basis.

  To a lesser extent, the Company competes with other national Internet carriers and regional ISPs, of which there are currently over 4,000. Many of these competitors, however, including Earthlink Network ("Earthlink"), do not share DIGEX's business focus. In addition, due to the substantial increase in the amount of data traffic carried by the networks of certain national Internet carriers, the Company expects the industry's current practice regarding peering to evolve by the end of 1997 to require an Internet carrier to have (i) a coast-to-coast DS-3 backbone, (ii) 45 Mbps connections to a minimum of six U.S. peering points and private peering relationships and (iii) a 24x7x365 NOC in order to qualify for peering with the major national Internet carriers. The Company expects Internet carriers or ISPs which do not satisfy these requirements by the end of 1997 either to be acquired by the large national Internet carriers or to be forced to become resellers of Internet connectivity services, purchasing their network bandwidth at retail rates from national Internet carriers.

  Telecommunications Companies. The Company currently competes with AT&T Worldnet Services ("AT&T"), MCI and Sprint Corporation's IP Services ("Sprint"). In addition, a number of regulatory obstacles to the entry of other telecommunications companies into the Internet connectivity market are being removed. Accordingly, the Company expects competition to increase with other major telecommunications companies, including WorldCom Inc. ("WorldCom") and the Regional Bell Operating Companies ("RBOCs"). In addition, deregulation of the telecommunications industry has already led to significant horizontal integration through acquisitions and joint ventures, and the Company expects these trends to continue.

  The Company competes with telecommunications companies which have access to significantly greater financial, technological and personnel resources than the Company and large existing commercial customer bases. In addition, IXCs, including AT&T, MCI and Sprint, possess existing nationwide telecommunications networks and generally face lower network infrastructure costs in providing Internet connectivity than the Company. Although its WorldNet offering targets the consumer market, AT&T is party to an agreement with BBN pursuant to which it can market BBN's business connectivity services to AT&T's commercial customer base or, in the alternative, provide its own Internet connectivity. While these telecommunications companies have little experience with Transmission Control Protocol/Internet Protocol ("TCP/IP") networking in general, and Internet connectivity in particular, they now may employ their larger sales organizations to sell Internet connectivity to their existing telephony customers, both commercial and consumer. However, the Company believes that its sales and marketing personnel, which have backgrounds in data-oriented services, particularly TCP/IP will be able to sell Internet connectivity more effectively than the sales forces of most telecommunications companies, which possess backgrounds largely in voice-oriented services.

  LECs, such as the RBOCs, and CAPs on the other hand, do not currently possess nationwide networks. In order to address the Internet connectivity requirements of their current business customer bases, these companies must either buy connectivity to an Internet network infrastructure or build such a network. For example, MFS Communications Company (now a part of WorldCom) acquired UUNET to offer expanded Internet connectivity along with its traditional telecommunications services. The Company seeks to capitalize on the market opportunity created by telecommunications companies that have chosen to buy, not build, Internet connectivity for resale through its Private Network Group, which sells DIGEX's Internet connectivity services to telecommunications companies to be remarketed under their own brands.

  Cable Television and Direct Broadcast Satellite. Certain companies are exploring the possibility of providing high-speed data services using alternative delivery methods. For example, @Home, a joint venture between Tele-Communications, Inc. and Kleiner Perkins Caufield & Byers, has stated its intent to provide high-speed data services over cable television facilities, and Hughes Network Systems ("HNS") has launched DirectPC, which will deliver high-speed data through direct broadcast satellite technology. CAI Wireless Systems, Inc., a wireless cable television service, also has announced that it has begun testing the first Internet connectivity product delivered by wireless cable. However, since they do not currently possess nationwide networks, these companies, in order to provide Internet access, must either buy access to an Internet network infrastructure or build such a network.

  On-Line Service Providers. The Company also competes, to a lesser extent, with certain on-line service providers who offer Internet connectivity in conjunction with their primary products or services. For example, Microsoft provides connectivity to the Internet through the Microsoft Network, which was built by UUNET, as a standard integrated feature of its Windows 95 operating system, and IBM's OS/2 WARP operating system is preconfigured to provide Internet connectivity through the Advantis network, which is controlled by IBM. In addition, America Online, Inc. ("AOL"), CompuServe, Inc. ("CompuServe") and Prodigy Services Company ("Prodigy") currently provide connectivity to the Internet, and many have announced plans to offer expanded Internet connectivity capabilities. Currently, on-line service providers are primarily focused on the consumer marketplace.

  Web Site Management Competition. The market for Web site management is highly fragmented and extremely competitive. There are no substantial barriers to entry and the Company expects the competition will intensify in the future. Currently, the Company's primary competitors are other Internet carriers, including BBN, UUNET and MCI. In addition, many organizations currently host Web servers at their own facilities. The Company believes, however, that as bandwidth requirements increase, it will become more economical for these organizations to outsource their needs. The Company believes that it significantly differentiates itself from its competitors by offering flat-rate billing, dedicated servers, 24x7x365 monitoring, upgradability and other value-added services demanded by high-end Business Customers.

INVESTMENT CONSIDERATIONS

  The following factors, in addition to the other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

  History of Losses

  At December 31, 1996, the Company had an accumulated deficit of approximately $28.4 million. The Company incurred a net loss of $23.3 million for the year ended December 31, 1996. The Company continues to make significant capital expenditures intended to expand the Company's network and organizational infrastructure, and expects to incur operating and net losses in 1997. In addition, the Company expects to focus in the near term on increasing its subscriber base of high-end Web Site Management and Business Connectivity customers, which will require it to increase and accelerate its overall sales and marketing costs in 1997, and which, accordingly, is likely to have an adverse affect on operating results, at least in the near term. There can be no assurance that the Company will achieve or sustain profitability in the future.

 Difficulties in Managing Growth

  The rapid growth of the Company's business and its product and service offerings have placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and accounting resources.

  Demands on the Company's operational and accounting information systems and controls, including its billing, accounts receivable and payable tracking and other accounting systems, grew rapidly during 1996 with the Company's expanding customer and employee bases corresponding with its new focus on Business Customers. In 1995, the Company experienced difficulties in billing its customers, pursuing delinquent accounts receivable balances, recording payables in the proper period, performing timely reconciliations of financial statement data on a monthly basis and maintaining adequate accounting controls. The Company took actions to upgrade and improve its accounting systems and controls and to increase the number of qualified accounting personnel during 1996.

  Increasing demands for the Company's Internet solutions and related customer support services have also created additional demands on the Company's network infrastructure and technical support and customer service personnel. The Company has in the past experienced difficulties making installations on a timely basis and providing adequate customer support. Although the Company has hired additional support and customer service personnel and has established a 24x7x365 NOC, it is possible that such difficulties will continue in the future. In addition, the Company must integrate approximately 40 employees added in connection with its acquisition of EPSG in January 1997.

  The Company has a new management team and a substantial number of new employees. As of December 31, 1995, the Company had 106 employees, and at December 31, 1996, the Company had 314 employees. In addition, key members of the Company's current management team, including Christopher R. McCleary, the Company's Chairman, President and Chief Executive Officer; Brian M. Deobald, the Company's Vice President, Business Development; Earl P. Galleher, the Company's President, Web Site Management Group; Nicholas J. Magliato, the Company's Vice President, Private Networks Group; and John C. Welling, the Company's Vice President, Chief Financial Officer and Controller have joined the Company since February 1996.

  To manage its growth, the Company must continue to improve its operational and accounting information systems and controls and must continue to attract and retain additional highly qualified management, financial, technical, sales and marketing and customer service personnel. Any failure of the Company to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

  Future Capital Needs and Current Financing Arrangements

  The Company currently anticipates that the remaining proceeds of the Company's 1996 initial public offering, together with approximately $19 million of secured lease financing and other financing arrangements and funds from operations, will be sufficient to meet the Company's anticipated working capital, lease commitments, network expansion and capital expenditure requirements in 1997. However, the Company anticipates that it will seek to arrange additional public or private debt or equity financing, including, potentially, additional equipment financing, to afford the Company greater liquidity and flexibility. There can be no assurance that the Company will be able to arrange such additional financing on acceptable terms or at all. Moreover, the Company may need to raise additional funds in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order for the Company to respond to unanticipated competitive pressures or to take advantage of unanticipated opportunities. Such opportunities could include the acquisition of business-focused regional ISPs or the purchase of their subscriber bases, international expansion, acquisitions of complementary businesses or technologies and the development of new products. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue its network expansion, to take advantage of market opportunities, to develop new products or otherwise to respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition, the Company's financing arrangements are secured by many of the Company's assets. Such collateral security arrangements entitle the Company's secured lenders to foreclose upon some of the Company's assets in the event of a default under the Company's financing arrangements and may adversely affect the Company's ability to obtain additional financing.

  Dependence on Network Infrastructure, Maintenance of Peering Relationships

  The Company's success will depend upon the geographic reach, capacity, reliability and security of its network infrastructure. The Internet is comprised of many Internet carriers who operate their own networks and interconnect with other Internet carriers at various peering points. The establishment and maintenance of peering relationships with other Internet carriers is necessary in order to exchange traffic with other Internet carriers without having to pay retail rates. The Company expects the industry's current practice regarding peering to evolve by the end of 1997 to require an Internet carrier to have (i) a coast-to-coast DS-3 backbone, (ii) 45 Mbps connections to a minimum of six U.S. peering points and private peering relationships and
(iii) a 24x7x365 NOC in order to qualify for peering with the major national Internet carriers. Although the Company currently meets these requirements, there is no assurance that other national Internet carriers will maintain peering relationships with the Company. In addition, there may develop increasing requirements associated with maintaining peering with the major national Internet carriers with which the Company may have to comply. The Company also expects to be required to expand and adapt its network infrastructure in order to respond to its growing number of customers, demands to transmit increasing amounts of data and changes to its customers' product and service requirements. The expansion and adaptation of the Company's network infrastructure will require substantial financial, operational and managerial resources. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet the industry's evolving standards or its customers' growing demand and changing requirements on a timely basis, at a commercially reasonable cost, or at all, or that the Company will be able to deploy successfully any expanded and adapted network infrastructure.

  Risks to Physical Network and Integrity of Data on Network

  The Company's operations are dependent upon its ability to protect its network infrastructure against damage from fire, earthquakes, severe flooding, mudslides, power loss, telecommunications failures and similar events or to construct networks which are not vulnerable to the effects of these events. A significant portion of the Company's computer equipment, including components critical to the operation of its Internet backbone, is located at the Company's facilities in Beltsville, Maryland. The Company experienced a four-hour service interruption due to severe flooding in Pennsylvania in 1996. The Company believes that this type of service interruption is not abnormal in the industry. However the occurrence of a natural disaster or other unanticipated problems at the Company's NOC, its hubs (sites at which the Company has located routers, switches and other computer equipment which make up the backbone of the Company's network infrastructure) or at a number of the Company's POPs in the future could cause additional major interruptions in the services provided by the Company. Furthermore, the failure of an individual POP would result in interruption of service to the customers served by such POP until necessary repairs were effected or replacement equipment was installed.

  In addition, some Internet carriers have in the past experienced interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others, and the Company has experienced interruptions in service as a result of accidental or intentional actions of Internet users. Further interruptions of service may occur in the future. In the past, there have been break-ins to computers connected to the Internet at General Electric Company, Sprint and IBM, as well as the computer systems of NETCOM and the San Diego Supercomputer Center, and there have also been incidents involving hackers bypassing firewalls and stealing sensitive information. Unauthorized use of the Company's network could jeopardize the security of confidential information stored in the computer systems of the Company and its customers, which may result in liability of the Company to its customers or deter potential subscribers. The industry-standard network security measures in use by the Company have been circumvented at other companies' facilities and educational facilities in the past but not at the Company's facilities. However, there can be no assurance that such measures will not be circumvented in the future at the Company.

  The failure of the Company to adequately manage service disruptions resulting from physical damage to its network or breaches of the network's integrity, could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence Upon Suppliers and Limited Sources of Supply

  The Company relies on other companies to supply certain key components of its network infrastructure, including telecommunications services and networking equipment which, in the quantities and quality demanded by the Company, are available only from limited sources. For example, the Company currently relies on Cisco to supply routers critical to the Company's network, and the Company could be adversely affected if routers from Cisco were to become unavailable on commercially reasonable terms. MCI, which is a competitor of the Company, and Cable & Wireless are the Company's primary providers of data communications facilities and network capacity and lease physical space to the Company for routers, modems and other equipment. The Company is also dependent upon LECs and CAPs to provide telecommunications services to the Company and its customers. The Company expects these telecommunications companies to become competitors of the Company as well. The Company has from time to time experienced delays in receiving telecommunications services, and there can be no assurance that the Company will be able to obtain such services on the scale and within the time frames required by the Company at a commercially reasonable cost, or at all.

  Certain of the Company's suppliers, including the RBOCs and certain other LECs, are currently subject to tariff controls and other price constraints which in the future could be changed. In addition, regulations under the Telecommunications Act of 1996 will affect the prices charged to the Company by the RBOCs and certain other LECs. Such regulatory changes, including the possible imposition of access charges upon Internet carriers or ISPs, could result in increased prices of services and products to the Company.

  Dependence Upon Key Personnel

  The Company's success will depend upon the continued service of its senior management team and its technical, marketing and sales personnel. The Company's employees, including members of its management team, may voluntarily terminate their employment with the Company at any time, and competition for qualified employees in the Internet industry is intense. Six senior executives do, however, have employment agreements with the Company which expire at various times in 1997 (or, in the case of Christopher McCleary, the Company's Chairman, President and Chief Executive Officer, in December 1999). Although most of these employment agreements contain non-competition and non-disclosure agreements, there can be no assurance that these provisions will be enforceable in whole or in part. Except for key-person insurance the Company maintains on Douglas E. Humphrey, its Senior Vice President, Chief Technology Officer and co-founder, the Company does not maintain key-person insurance on any executive officer of the Company. The loss of the services of key personnel could have a material adverse effect upon the Company's business, financial condition, and results of operations.

  Dependence Upon Continued Development of Business Market

  A substantial portion of the Company's revenues to date have been, and substantially all of the Company's revenues for the foreseeable future will be, derived from the sale of its Internet solutions to Business Customers. The Company's success will depend upon the continued development and expansion of the business market for Internet solutions and the networks which comprise the Internet, as well as the extent to which Internet connectivity becomes critical to achievement of the objectives of the Company's Business Customers. Certain key issues concerning the extensive use of the Internet by Business Customers, including data security, network reliability, ease and cost of access and quality of service remain unresolved and may impact the growth of Internet use by Business Customers. In particular, numerous published reports have indicated that a perceived lack of security of commercial data, such as credit card numbers, has significantly impeded commercial exploitation of the Internet to date, and there can be no assurance that encryption or other technologies will be developed that satisfactorily addresses these security concerns. Published reports have also indicated that capacity constraints caused by growth in the use of the Internet may, unless resolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. The failure of the market for business-related Internet solutions to continue to develop would adversely impact the Company's business, financial condition and results of operations.

  Dependence Upon Product Development and Risks of Changing Technology and Industry Standards

  The Company's success will depend upon its ability to respond to the rapidly changing requirements of its Business Customers for Internet solutions. The Internet industry is characterized by rapidly changing technology and evolving industry standards, emerging competition and frequent new product and service introductions. There can be no assurance that the Company can successfully identify new product opportunities or develop and bring new products and services to market in a timely manner. In order to continue to remain competitive, the Company must be able to continue to foresee industry trends and to adapt and modify its business strategies accordingly. The Company is also at risk from fundamental technological changes in the way Internet solutions are marketed and delivered. Integrating technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its network infrastructure.

  In addition, new technologies or industry standards have the potential to replace or provide lower cost alternatives to the Company's existing products and services. The adoption of such new technologies or industry standards could render the Company's existing products and services obsolete and unmarketable. For example, the Company's services rely on the continued widespread commercial use of TCP/IP. Alternative open and proprietary protocol standards that compete with TCP/IP, including proprietary protocols developed by IBM and Novell, Inc., have been or are being developed.

  Failure of the Company to adapt to changes in technology and industry standards would have a material adverse effect on the Company's business, financial condition and results of operations.

  Potential Liability for Information Disseminated Over Network

     The law relating to the liability of on-line service providers and ISPs for information carried on or disseminated through the facilities of their networks is currently unsettled. Several lawsuits seeking a judgment of such liability are currently pending. In one case brought against an ISP, Religious Technology Center v. Netcom On-Line Communication Services, Inc., the United States District Court for the Northern District of California ruled in a preliminary phase that under certain circumstances ISPs could be held liable for copyright infringement. The case has not reached final judgment. No such case has been brought against the Company, although the Company has recently received notice of allegations that content carried on third-party Web pages hosted by the Company may infringe on other persons' copyrights. The Telecommunications Act of 1996 prohibits and imposes criminal penalties and civil liability for using an interactive computer service for transmitting certain types of information and content, such as indecent or obscene communications. This provision has been declared unconstitutional by the United States District Court for the Eastern District of Pennsylvania. The decision has been appealed to the United States Supreme Court, which recently heard oral arguments in the case and is reviewing the decision. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon Internet carriers or Web server hosts of potential liability for materials carried on or disseminated through their systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain product or service offerings. The Company believes that it is currently unsettled whether the Telecommunications Act of 1996 prohibits and imposes liability for any services provided by the Company should the content of information transmitted be subject to the statute.

  Although the Company is not currently subject to direct regulation by the Federal Communications Commission (the ''FCC'') or any other federal or state agency, changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes which directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from the RBOCs or other telecommunications companies, could affect the prices at which the Company may sell its services. For example, proposed regulations at the FCC would require discounted Internet connectivity rates for schools and libraries. In addition, the FCC has issued a general "notice of inquiry" regarding its regulation over Internet matters and is currently considering responses to such inquiry. Finally, certain localities have imposed a tax on companies that connect customers to the Internet, and other localities may impose similar taxes. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business.

  Volatility of Stock Price

  The stock market has from time to time experienced significant price and volume fluctuations which have particularly affected the market prices of the stocks of Internet carriers and other technology companies and may be unrelated to the operating performance of particular companies. Factors such as quarterly variations in actual or anticipated operating results, changes in earnings estimated by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions may have a significant effect on the market price of the Common Stock.

EMPLOYEES

  As of December 31, 1996, the Company employed 314 persons full-time, including 143 in sales and marketing, 117 in network operations and 54 in general and administrative functions. In addition, in 1997 the Company added approximately 40 employees as a result of the acquisition of EPSG. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good.

ITEM 2.   DESCRIPTION OF  PROPERTY

  The Company's administrative offices, as well as its NOC and Web Site management facility, are located in Beltsville, Maryland, where the Company currently leases approximately 90,000 square feet under leases that expire in 1998 and 2000. The Company believes that this facility will meet its needs through at least the remainder of 1997. In addition, the Company leases approximately 8200 square feet in Boston, Massachusetts as its center for EPSG. The Company intends to lease space on the west coast of the United States to house a back-up NOC and a second Web Site management facility, which the Company expects to construct in 1997. The Company also leases space (typically less than 200 square feet) in various geographic locations to house the telecommunications equipment for each of its POPs. See ``Network Infrastructure'' in Item 1 for a description of the components of the Company's nationwide network, the Company's NOC and the current Web Site management facility.

ITEM 3.     LEGAL PROCEEDINGS

  From time to time, the Company has been threatened with or named as a defendent in lawsuits. Certain of such threatened litigation relate to novel or unresolved issues arising out of or relating to the developing nature of the Internet. See "Investment Considerations Potential Liability for Information Disseminated Over Network" in Item 1. The Company is not involved in any legal matters which the Company believes would, if adversely determined, have a material effect upon its business or results of operations. There can be no assurance whether these matters will be determined in a manner which is favorable to the Company or, if adversely determined, whether such determination would have a material adverse effect upon the Company's business, financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Since the Company's initial public offering of Common Stock in October 1996, no matters have been submitted to a vote of security holders. From the beginning of the fourth quarter on October 1, 1996 through the initial public offering, certain matters were approved by unanimous written consent of the Company's stockholders. By unanimous written consent of October 4, 1996, the Company's stockholders approved a 2.5:1 reverse stock split and a merger of the Company (then a Maryland corporation) into its wholly-owned subsidiary, a Delaware corporation. The stockholders also approved the Company's employee benefit plans. By unanimous written consent of October 15, 1996, certain amendments of the Delaware subsidiary's certificate of incorporation were approved: (I) provision of staggered board terms for directors, (II) removal of the ability of the stockholders to call a stockholder meeting, and (III) requiring advance notice of actions to be proposed at any stockholder meeting.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SALES OF UNREGISTERED SECURITIES

  The Company made certain sales of unregistered securities in 1996 prior to its initial public offering of Common Stock in October 1996. On February 21, 1996, the Company issued 10% promissory notes due June 1, 1996 in the principal amount of $1,000,000 (The "February 1996 Notes") and additional warrants to purchase 166,378 shares of Common Stock to Grotech Capital Partners IV, L.P. ("Grotech IV"), Venrock Associates ("Venrock"), Venrock Associates II L.P. ("Venrock II"), and Southern Venture Fund II, L.P. ("Southern") (together, the "Investors") as follows: Grotech IV purchased promissory notes in the principal amount of $400,000 and warrants to purchase 66,551 shares of Common Stock for a cash purchase price of $400,000; Venrock purchased promissory notes in the principal amount of $217,000 and warrants to purchase 36,104 shares of Common Stock for a cash purchase price of $217,000; Venrock II purchased promissory notes in the principal amount of $133,000 and warrants to purchase 22,128 shares of Common Stock for a cash purchase price at $133,000; and Southern purchased promissory notes in the principal amount of $250,000 and warrants to purchase 41,595 shares of Common Stock for a cash purchase price of $250,000.

  On May 21, 1996, the Company issued additional promissory notes in the principal amount of $1,000,000 (the "Convertible Notes") convertible into shares of Series B Preferred Stock of the Company to the Investors as follows: Grotech IV purchased promissory notes in the principal amount of $400,000 for a cash purchase price of $400,000; Venrock purchased promissory notes in the principal amount of $217,000 for a cash purchase price of $217,000; Venrock II purchased promissory notes in the principal amount of $133,000 for a cash purchase price of $133,000; and Southern purchased promissory notes in the principal amount of $250,000 for a cash purchase price of $250,000.

  On May 30, 1996, the Company, the Company's founders (Mssrs. Douglas E. Humphrey and Michael T. Doughney), the Investors, Grotech Partners III, L.P. ("Grotech Partners"), Grotech III Companion Fund, L.P. ("Grotech Companion"), Grotech III Pennsylvania Fund, L.P. ("Grotech Pennsylvania"), Blue Chip Capital Fund Limited Partnership ("Blue Chip") and Crisler Capital Company, Limited Partnership (together with the Investors, Grotech Partners, Grotech Companion, Grotech Pennsylvania and Blue Chip, the "Purchasers") entered into the Purchase and Exchange Agreement, whereby the Investors exchanged $2.0 million principal amount of certain notes issued in November 1995 and $1.0 million principal amount February 1996 Notes (together with the right to receive $126,389 in accrued interest thereon from the date of issuance) for 31,263.89 shares of Series B Convertible Preferred Stock of the Company, par value $1.00 per share (the "Series B Preferred Stock"), and converted $1.0 million principal amount of Convertible Notes, in accordance with their terms, into 10,000 shares of Series B Preferred Stock. In addition, the Purchasers paid $4,000,000 in cash in exchange for a further 40,000 shares of Series B Preferred Stock. The above-referenced exchange, conversion, and purchase resulted in the following acquisitions of Series B Preferred Stock: Grotech IV acquired 22,505.26 shares of Series B Preferred Stock; Grotech Partners acquired 8,537 shares of Series B preferred Stock; Grotech Companion acquired 930 shares of Series B Preferred Stock; Grotech Pennsylvania acquired 533 shares of Series B Preferred Stock; Venrock acquired 10,914.77 shares of Series B Preferred Stock; Venrock II acquired 5,860.92 shares of Series B Preferred Stock. Southern acquired 11,982.64 shares of Series B Preferred Stock; Blue Chip acquired 16,000 shares of Series B Preferred Stock; and Crisler acquired 4,000 shares of Series B Preferred Stock.

  In June 1996, the Company entered into a multi-year private network agreement with WinStar. As part of the agreement, WinStar advanced $5,000,000 to the Company for connectivity services and received warrants to purchase 240,000 shares of Common Stock.

  The holders of all outstanding shares of the Company's preferred stock converted their outstanding shares of preferred stock into shares of Common Stock in connection with the Company's initial public offering of Common Stock. In addition, all holders of warrants to purchase Common Stock (other than WinStar) exercised such warrants to purchase shares of Common Stock in connection with the Company's initial public offering of Common Stock.

  No underwriters were involved in any of the foregoing transactions. The sales of all such securities were deemed to be exempt from registration under the Act, in reliance on Section 4(2) thereunder, as transactions by an issuer not involving any public offering.

  In addition, at various times in 1996 prior to the Company's initial public offering, the Company granted options to purchase shares of Common Stock of the Company to certain Company employees. These grants were exempt from registration pursuant to Section 4(2) of the Act of Rule 701 thereunder or other applicable exemptions.

COMMON STOCK PRICES

  The Company Common Stock is listed under the symbol "DIGX" on the Nasdaq National Market System ("NASDAQ"). The following sets forth the high and low closing prices on the NASDAQ of the Common Stock since the Company completed its initial public offering of its Common Stock in October 1996. Prior to its initial public offering of Common Stock, there was no established trading market for the Common Stock.

1996                                            High    Low
                                                ----    ---
Fourth quarter (from October 17, 1996)        $12.75    $10.00

COMMON STOCKHOLDERS

  As of March 26, 1997, there were approximately 63 holders of record of the Company's Common Stock.

DIVIDENDS

  The Company has not paid a dividend on its common stock and no cash dividends are expected to be paid for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

  DIGEX is a leading national Internet carrier that focuses exclusively on
Business Customers.    After receiving its first major infusion of institutional
equity capital in March 1995, the Company reoriented its strategy to focus exclusively on Business Customers, who generally require high bandwidth connectivity, and also began to develop its Web Site management business. The Company brought in an experienced management team in the first quarter of 1996. In the second quarter of 1996, the Company completed a DS-3 backbone ring around the continental United States, enabling the Company to provide its solutions to Business Customers nationwide.

  The Company derives its revenue from providing a comprehensive range of INDUSTRIAL STRENGTH Internet solutions, including Business connectivity, Web Site management and security and other network products. Business Connectivity and Web site management customers are typically signed to contracts with minimum terms of one year. Revenues generated from these customers are typically in the form of recurring monthly fees, installation and start-up charges and sales of related equipment, applications and services.

  The Company has made significant investments in developing and expanding its network infrastructure and its customer service and sales and marketing efforts. The substantial costs incurred in connection with this expansion contributed heavily to the Company's operating losses in 1995 and 1996. In anticipation of future growth, the Company expects to continue to make significant investments in its network infrastructure, to be funded primarily from existing cash and equipment financing. In addition, the Company expects to focus in the near term on increasing its subscriber base of high-end Web Site Management and Business Connectivity customers, which will require it to increase and accelerate its overall sales and marketing costs, as higher sales and marketing costs are incurred in the first half of 1997 in order to capture high-end customers more quickly. This effort is likely to have an adverse effect on operating results, at least in the near term. The Company's Business Connectivity and Web Site Management customers have expanded from approximately 500 accounts at December 31, 1995 to approximately 1,505 accounts at December 31, 1996. In addition, at December 31, 1996, the Company had contracts for approximately 350 additional accounts, service on which had not yet begun.

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

  In view of the significant growth of the Company's operations, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance and that the Company may experience future period-to-period fluctuation in operating results. The Company's short-term focus is on building and expanding its customer base, which will require it to make significant investments in its network infrastructure, personnel, marketing, the development of new products and services, and, in particular, sales and marketing costs, which may adversely impact short-term operating results. The Company expects to incur operating and net losses in 1997. There can be no assurance that the Company will achieve or sustain profitability in the future.

RESULTS OF OPERATIONS

  The following table sets forth the percentage of the Company's revenue and total expenses represented by certain line items from the Company's statement of operations.

                                                        YEAR ENDED DECEMBER 31,
                                                         1994     1995    1996
                                                        -----------------------
Revenue                                                   100%    100%     100%
Costs and expenses:
      Cost of revenue                                      60      77      103
      Sales and marketing                                  17      34       73
      General and administrative                           22      52       49
      Depreciation and amortization                         4      12       18
                                                        ----------------------
Total expenses                                            103     175      243
                                                        ----------------------
Loss from operations                                       (3)    (75)    (143)
Interest expense, net                                      (2)     (3)      (7)
                                                        -----------------------
Loss before income taxes                                   (5)    (78)    (150)
Income taxes                                               --      --       --
                                                        ----------------------
        Net Loss                                           (5)%   (78)%   (150)%
                                                        ======================

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

REVENUE

  The Company derives its revenue from providing a comprehensive range of Internet solutions, including Business connectivity, Web Site management and security and other network products. Revenue grew 207% from $5.1 million in 1995 to $15.6 million in 1996, the majority of which was due to the change in the Company's strategy to focus exclusively on Business Customers, who generally require high bandwidth connectivity, and the associated expansion of its sales and marketing efforts, including the creation of a direct sales force, and to the development of the Company's Web Site management business.

COST OF REVENUE

  Cost of revenue consists primarily of local access costs, network infrastructure, leased network backbone circuit costs, network operations and support costs, and cost of equipment sales. Network operations and support costs consist primarily of personnel expenses relating to the operation of the network infrastructure, including monitoring network traffic and quality, and costs of providing technical support to customers. Cost of revenue increased 311% from $3.9 million in 1995 to $16.0 million in 1996. Cost of revenue increased as a percentage of revenues from 77% in 1995 to 103% in 1996. The increase in cost of revenue was primarily due to costs associated with the Company's change in strategy to focus exclusively on Business Customers. These costs include the hiring of additional personnel to support the Company's expanding customer base and the higher support requirements of Business Customers as well as the expansion of the network backbone, the establishment of a 24x7x365 NOC, and the building of redundant facilities. For example, the Company's customer support and network operations personnel increased from 53 at December 31, 1995 to 117 at December 31, 1996. The Company plans to continue to expand its network through 1997, which in turn will continue to increase cost of revenue. As the costs associated with this expansion have been and will be incurred by the Company in anticipation of growth in its customer base, the Company believes that, over time, cost of revenue as a percentage of revenues will decline as its
customer base expands.   However, in 1997, the Company expects its contribution
margin to be insufficient to absorb expected levels of selling, general and administrative cost.

SALES AND MARKETING

  Sales and marketing costs consist primarily of salaries and expenses of sales and marketing personnel, advertising and promotion and marketing materials. Sales and marketing costs rose 564% from $1.7 million in 1995 to $11.4 million in 1996. Sales and marketing costs increased as a percentage of revenues from 34% in 1995 to 73% in 1996. The increase in sales and marketing costs was primarily due to the Company's change in strategy to focus exclusively on Business Customers. The Company's prior business strategy required minimal sales and marketing. The change in strategy required the hiring of additional sales and marketing personnel (from 36 at December 31, 1995 to 143 at December 31,
1996) and the expansion of advertising and promotional activities and product development efforts. In addition, the Company expects to focus in the near term on increasing its subscriber base of high-end Web Site Management and Business Connectivity customers, which will require it to increase and accelerate its overall sales and marketing costs, as higher sales and marketing costs are incurred in the first half of 1997 in order to capture high-end customers more quickly. This effort is likely to have an adverse effect on operating results, at least in the near term.

GENERAL AND ADMINISTRATIVE

  General and administrative costs consist primarily of expenses associated with the Company's management, accounting, finance and administrative functions. General and administrative costs increased 187% from $2.6 million in 1995 to $7.6 million in 1996. This increase in general and administrative expenses was due primarily to the hiring of additional senior management, finance, accounting and administrative personnel to support the Company's expanding operations. The Company expects to hire additional personnel in anticipation of continued expansion of its operations. General and administrative costs were also affected by a $789,000 non-cash compensation charge in 1996 related to the grant of stock options. In addition, based on options granted through December 31, 1996 additional compensation charges of $1.4 million will be reported as general and administrative costs during the period January 1, 1997 through December 31, 1999. See Note 5 to the financial statements for additional information with respect to compensation expense related to stock option grants. The increase in the general and administrative costs resulted principally from the increase in the Company's general and administrative staff from 17 at December 31, 1995 to 54 at December 31, 1996. The Company expects to hire additional personnel in anticipation of continued expansion of its operations.

DEPRECIATION AND AMORTIZATION

  Depreciation and amortization increased from $655,000 in 1995 to $2.9 million in 1996. The increase in 1996 is a result of $10.8 million of additions to property and equipment related to developing and expanding the Company's network infrastructure.

INTEREST EXPENSE, NET

  Interest expense, net increased from $155,000 in 1995 to $1.1 million in 1996. The increase in interest expense during the 1996 period was primarily due to the Company's issuance of subordinated debentures in November 1995 and February 1996 and increased equipment financing and capital lease obligations incurred to finance network expansion and to fund working capital requirements.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

REVENUE

  Revenue grew 222% from $1.6 million in 1994 to $5.1 million in 1995, the majority of which was due to the change in the Company's strategy to focus exclusively on Business Customers, who generally require high bandwidth connectivity, and to a lesser extent the development of the Company's Web Site management business. In addition, the equity financing in March 1995 contributed to this increase by allowing the Company to greatly expand its customer acquisition effort by building a direct sales force. The Company's Business connectivity and Web Site management customers expanded from approximately 16 accounts at December 31, 1994 to approximately 360 accounts at December 31, 1995.

COST OF REVENUE

  Cost of revenue increased 312% from $0.9 million in 1994 to $3.9 million in 1995. Cost of revenue increased as a percentage of revenues from 60% in 1994 to 77% in 1995. The increase in cost of revenue was primarily due to costs associated with the Company's change in strategy to focus exclusively on Business Customers. These costs included the hiring of additional personnel to support the Company's expanding customer base as well as the expansion of the network backbone, the establishment of a 24x7x365 NOC, and the building of redundant facilities. The Company's customer support and network operations personnel increased from 21 at December 31, 1994 to 53 at December 31, 1995. The increased use of the network and the increase in capital expenditures to expand the network infrastructure created an increase in depreciation and amortization expense during 1995.

SALES AND MARKETING

  Sales and marketing costs rose 550% from $0.3 million in 1994 to $1.7 million in 1995. Sales and marketing costs increased as a percentage of revenues from 17% in 1994 to 34% in 1995. The increase in sales and marketing costs was primarily due to the Company's change in strategy to focus exclusively on Business Customers. The Company's prior business strategy required minimal sales and marketing. The Company's change in focus required the hiring of additional sales and marketing personnel (from 8 at December 31, 1994 to 36 at December 31,
1995), expanding advertising and promotional activities and product development efforts.

GENERAL AND ADMINISTRATIVE

  General and administrative costs increased 677% from $0.3 million in 1994 to $2.6 million in 1995. These costs increased as a percentage of revenues from 22% in 1994 to 52% in 1995. This increase in general and administrative expenses was due primarily to the hiring of 12 additional senior management, finance, accounting and administrative personnel to support the Company's expanding operations. The Company expects to hire additional personnel in anticipation of continued expansion of its operations. General and administrative costs were also affected by a $475,000 non-cash compensation charge in 1995 related to the grant of stock options and a $301,000 write-off of accounts receivable in 1995 compared to no write-offs during 1994. See Note 5 to the financial statements for additional information with respect to compensation expense related to stock options. The Company's general and administrative staff increased from 5 at December 31, 1994 to 17 at December 31, 1995.

DEPRECIATION AND AMORTIZATION

  Depreciation and amortization increased from $84,000 in 1994 to $0.7 million in 1995. The increase in 1995 is a result of the significant investments made in developing and expanding the Company's network infrastructure.

INTEREST EXPENSE

  Interest expense increased from $24,000 in 1994 to $0.2 million in 1995. The increase in interest expense during 1995 was primarily due to interest of $112,000 on $2.0 million of subordinated debentures and an increase in equipment financing and capital lease obligations incurred to finance network expansion and to fund working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

  The Company currently anticipates that the remaining proceeds of the Company's 1996 initial public offering, together with approximately $19 million of secured lease financing and other financing arrangements and funds from operations, will be sufficient to meet the Company's anticipated working capital, lease commitments, network expansion and capital expenditure requirements in 1997. However, the Company anticipates that it will seek to arrange additional public or private debt or equity financing, including, potentially, additional equipment financing, to afford the Company greater liquidity and flexibility. Moreover, the Company may raise additional funds in the event that the Company's estimates of operating losses and capital requirements change or prove inaccurate or in order for the Company to respond to unanticipated competitive pressures or to take advantage of unanticipated opportunities.

  Operating activities consumed cash of $2.5 and $10.1 million in 1995 and 1996, respectively, compared with positive cash flow from operations of $133,000 in 1994. The increase in cash used in operating activities in 1995 and 1996 was primarily the result of higher net losses and increased costs relating to expansion of the Company's network and organizational infrastructure, including the hiring of additional management, marketing and sales, finance, accounting and administrative personnel. Additionally, in June 1996, the Company entered into a multi-year private network agreement with WinStar. As part of this agreement, WinStar advanced $5.0 million in cash for connectivity services to be provided under such agreement and warrants to purchase 240,000 shares of Common Stock.

  Net cash used in investing activities was $353,000, $1.4 million and $16.6 million in 1994, 1995 and 1996, respectively. The increase in cash used in investing activities resulted from increased fixed asset purchases from $350,000 in 1994 to $1.2 million in 1995 to $10.8 million in 1996, made primarily to support the expansion of the Company's network infrastructure.

  Net cash provided by financing activities increased from $222,000 in 1994 to $4.8 million in 1995 to $53.5 million in 1996. The increase in net cash provided by financing activities from 1994 to 1995 was principally due to $2.0 million in proceeds from the issuance of 10% Subordinated Debentures and detachable stock warrants as well as approximately $3.5 million in proceeds from the issuance of Series A Mandatorily Redeemable Convertible Preferred Stock and detachable stock warrants in 1995.

  On October 22, 1996, the Company received $40.7 million in net proceeds from the completion of its initial public offering for the sale of 4,500,000 shares of common stock. On November 11, 1996 the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 675,000 shares of common stock. The Company received net proceeds of $6.4 million as a result of the exercise of the option. Additionally, in 1996 the Company received proceeds of $1.0 million from the issuance of 10% Subordinated Debentures and detachable stock warrants and $5.0 million from the issuance of Series B Mandatorily Redeemable Convertible Preferred Stock. These proceeds were used for the continued expansion of network and Web Site management facilities and to fund operating losses and working capital requirements associated with the expansion of the Company's customer base. Additionally, the proceeds were used for repayment of borrowings under a revolving line of credit agreement and capital lease obligations. The increase in net cash provided by financing activities from 1995 to 1996 is further attributable to the proceeds received from issuance of long-term debt used for equipment purchases.

ITEM 7. FINANCIAL STATEMENTS


                              DIGEX INCORPORATED

                                 BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                      1995               1996
                                                                  --------------------------------
                        ASSETS
Current assets:
 Cash and cash equivalents                                        $   832,582         $ 32,666,881
 Accounts receivable, less allowance of $50,000 in
  1995 and $777,309 in 1996                                           908,572            3,220,102
 Due from officers and employees                                            -               78,693
 Inventory and prepaid  expenses                                       49,631            1,249,881
 Deferred income taxes                                                  7,681                7,681
                                                                  --------------------------------
     Total current assets                                           1,798,466           37,223,238

Property and equipment:
 Computer equipment and software                                    3,439,014           20,302,021
 Office furniture and  equipment                                      152,805            1,099,319
 Leasehold improvements                                               163,811              792,760
                                                                  --------------------------------
                                                                    3,755,630           22,194,100
Less accumulated depreciation and amortization                        764,966            3,615,810
                                                                 ---------------------------------
                                                                    2,990,664           18,578,290

Other assets                                                          262,656              971,498
                                                                 ---------------------------------
Total assets                                                      $ 5,051,786         $ 56,773,026
                                                                 =================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses                            $   959,528         $  8,501,492
 Deferred revenue                                                     389,472            4,931,333
 Current portion of capital lease obligations                         858,765            2,842,517
 Current portion of long-term debt                                          -              895,653
 10% Convertible Debentures, net of
  discount of $588,835 in 1995                                      1,411,165                    -
                                                                 ---------------------------------
         Total current liabilities                                  3,618,930           17,170,995

Capital lease obligations, less current portion                       821,709            4,878,146
Long-term debt                                                              -            1,018,452
Series A Mandatorily Redeemable Convertible
 Preferred Stock, $1 par value;  70,000 shares
 authorized; 45,455 shares issued and outstanding                   2,138,889                    -

Stockholders' equity (deficit):
 Preferred stock, $1.00 par value:  Authorized
   shares--130,000 in 1995 and 3,000,000 in 1996;
   Issued and outstanding shares--none in 1995 and
   1996                                                                     -                    -
 Common stock, $.01 par value:
  Authorized shares--19,920,000 shares in 1995 and
   47,000,000 in 1996; Issued and outstanding shares--
   1,617,907 in 1995 and 11,285,387 in  1996                           16,179              112,853
 Additional paid-in capital                                         2,834,672           61,946,527
 Accumulated deficit                                               (4,378,593)         (28,353,947)
                                                                 ---------------------------------
Total stockholders' equity (deficit)                               (1,527,742)          33,705,433
                                                                 ---------------------------------
Total liabilities and stockholders' equity (deficit)              $ 5,051,786         $ 56,773,026
                                                                 =================================

                       See notes to financial statements

                              DIGEX, INCORPORATED


                            STATEMENTS OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31,
                                             1994          1995          1996
                                        -----------------------------------------
Net revenue:
  Business Internet services              $1,577,609   $ 4,425,172   $ 13,632,321
  Equipment sales                                  -       650,144      1,941,072
                                        -----------------------------------------
                                           1,577,609     5,075,316     15,573,393
Costs and expenses:
 Network operations                          945,575     3,436,821     14,390,425
 Cost of equipment sales                           -       458,123      1,630,745
 Sales and marketing                         263,075     1,710,234     11,358,553
 General and administrative                  339,372     2,637,131      7,575,019
 Depreciation and amortization                83,948       655,177      2,854,779
                                        -----------------------------------------
Total expenses                             1,631,970     8,897,486     37,809,521
                                        -----------------------------------------
Loss from operations                         (54,361)   (3,822,170)   (22,236,128)
Other income (expense):
 Interest and other income                         -        72,002        497,020
 Interest expense                            (23,693)     (226,745)    (1,565,752)
                                        -----------------------------------------
                                             (23,693)     (154,743)    (1,068,732)
                                        -----------------------------------------
Loss before income taxes                     (78,054)   (3,976,913)   (23,304,860)
Income taxes                                  (3,470)            -              -
                                        -----------------------------------------
Net loss                                     (81,524)   (3,976,913)   (23,304,860)
Accretion of Series A Mandatorily
 Redeemable Convertible Preferred
 Stock to redemption value                         -      (338,698)      (422,333)
                                        -----------------------------------------
 Net loss attributable to common
  stockholders                            $  (81,524)  $(4,315,611)  $(23,727,193)
                                        =========================================
 Net loss per common share
  attributable to common stockholders     $    (0.01)  $     (0.63)  $      (3.68)
                                        =========================================

 Average common and common  equivalent
   shares outstanding (in thousands)           6,888         6,878          6,168
                                        =========================================

                       See notes to financial statements.

                              DIGEX, INCORPORATED


                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       ADDITIONAL
                                                             COMMON      PAID-IN     ACCUMULATED
                                                             STOCK       CAPITAL       DEFICIT         TOTAL
                                                        ------------------------------------------------------

BALANCE AT JANUARY 1, 1994                                 $ 17,179   $         -  $     18,542   $     35,721
Issuance of 190,883 warrants to purchase common stock             -        25,393             -         25,393
Net loss for 1994                                                 -             -       (81,524)       (81,524)
                                                        ------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                                 17,179        25,393       (62,982)       (20,410)
Issuance of warrants to purchase 1,120,000 shares
 of common stock for an aggregate exercise price
 of $100, net of expenses  of $262,756                            -     1,650,459             -      1,650,459
Issuance of warrants to purchase 299,946 shares of
 common stock for $0.25 per share                                 -       682,378             -        682,378
Value of vested common stock options
 granted to employees                                             -       475,442             -        475,442
Accretion of Series A Mandatorily Redeemable
 Convertible Preferred Stock to redemption value                  -             -      (338,698)      (338,698)
Retirement of 100,000 shares of common stock                 (1,000)        1,000             -              -
Net loss for 1995                                                 -             -    (3,976,913)    (3,976,913)
                                                        ------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                                 16,179     2,834,672    (4,378,593)    (1,527,742)
Issuance of warrants to purchase 166,378 shares of
 common stock for $0.25 per share                                 -       361,872             -        361,872
Issuance of warrants to
 purchase 240,000 shares of common stock for $3.75
 per share                                                        -       228,000             -        228,000
Value of vested common stock options granted to
 employees                                                        -       788,733             -        788,733
Accretion of Series A Mandatorily Redeemable Convertible
 Preferred Stock to redemption value                              -             -      (422,333)      (422,333)
Dividends on Series B Mandatorily Redeemable
 Convertible Preferred Stock                                      -             -      (248,161)      (248,161)
Conversion of Series A and B Mandatorily Redeemable
 Convertible Preferred  Stock into 2,680,336
 shares of common stock                                      26,803    10,643,567             -     10,670,370
Exercise of warrants to purchase 1,868,407 shares
 of common stock, less 56,264 warrants tendered
 in satisfaction of exercise price                           18,121        68,791             -         86,912
Issuance of 4,500,000 shares of common stock for
 $10.125 per share, net of offering expenses of
 $4,845,827                                                  45,000    40,671,673             -     40,716,673
Exercise by underwriters of overallotment option to
 purchase 675,000 shares at $10.125 per share, net of
 expenses of $478,406                                         6,750     6,349,219             -      6,355,969
Net loss for 1996                                                -              -   (23,304,860)   (23,304,860)
                                                        ------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                               $112,853   $61,946,527  $(28,353,947)  $ 33,705,433
                                                        ======================================================

                       See notes to financial statements.

                              DIGEX, INCORPORATED


                            STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                            1994         1995            1996
                                                                        -----------------------------------------
OPERATING ACTIVITIES:
Net loss                                                                 $ (81,524)   $(3,976,913)   $(23,304,860)
Adjustments to reconcile net loss to net cash provided by (used
 in) operating activities:
 Depreciation and amortization                                              83,948        655,177       2,854,779
 Amortization of debt discount charged to interest expense                  11,659        107,277         950,707
 Non-cash compensation recorded for vested stock option grants                   -        475,442         788,733
 Deferred income taxes                                                     (25,540)             -               -
 Changes in operating assets and liabilities:
  Accounts receivable                                                      (65,868)      (767,084)     (2,311,530)
  Inventory and prepaid expenses                                           (41,926)        (7,705)     (1,200,250)
  Cash overdraft                                                            (4,347)             -               -
  Accounts payable and accrued expenses                                    163,461        751,199       7,571,964
  Deferred revenue                                                          79,976        236,423       4,541,861
  Income taxes payable                                                      13,229        (20,910)              -
                                                                        -----------------------------------------
Net cash provided by (used in) operating activities                        133,068     (2,547,094)    (10,108,596)

INVESTING ACTIVITIES:
Due from officers and employees                                             (6,222)        24,124         (78,693)
Purchase of property and equipment                                        (350,132)    (1,199,160)    (10,776,151)
Decrease (increase) in other assets                                          3,584       (261,156)       (708,842)
                                                                        -----------------------------------------
Net cash used in investing activities                                     (352,770)    (1,436,192)    (11,563,686)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                           -              -      47,072,642
Borrowings under revolving line of credit                                        -              -       1,166,745
Repayments under revolving line of credit                                        -              -      (1,166,745)
Proceeds from issuance of long-term debt                                         -              -       2,077,648
Repayment of long-term debt                                                      -              -        (163,543)
Proceeds from issuance of (repayment of) notes
 payable and detachable stock warrants                                     300,000       (300,000)              -
Repayments of capital leases obligations                                         -       (415,080)     (1,795,078)
Proceeds from issuance of 10% Subordinated
 Debentures and detachable stock warrants                                        -      2,000,000       1,000,000
Proceeds from issuance of Series A Mandatorily Redeemable
 Convertible Preferred Stock and detachable
 stock warrants, net of expenses of issuance                                     -      3,528,507               -
Proceeds from issuance of Series B Mandatorily
 Redeemable Convertible Preferred Stock                                          -              -       5,000,000
Proceeds from issuance of warrants to purchase
 common stock to customer                                                        -              -         314,912
Increase in deferred financing costs                                       (77,857)             -               -
                                                                        -----------------------------------------
Net cash provided by financing activities                                  222,143      4,813,427      53,506,581
                                                                        -----------------------------------------
Net increase in cash and cash equivalents                                    2,441        830,141      31,834,299
Cash and cash equivalents at beginning of year                                   -          2,441         832,582
                                                                        -----------------------------------------
Cash and cash equivalents at end of year                                 $   2,441    $   832,582    $ 32,666,881
                                                                        =========================================

                       See notes to financial statements.

                              DIGEX, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

  DIGEX, Incorporated (the ''Company''), is a national Internet access carrier. The Company's principal customers are businesses, government agencies and other institutional customers. The services provided by the Company include business connectivity, Web server hosting, individual dial-up network access, and security and other network products.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash Equivalents

  The Company considers all short-term, highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

  Inventory

  Inventory, consisting primarily of computer equipment, is stated at the lower of first-in, first-out cost, or market.

  Property and Equipment

  Property and equipment is stated at cost. Depreciation is computed for owned assets using the straight-line method over estimated useful lives of five years. Assets capitalized under capital leases are amortized using the straight-line method over the lesser of the lease term or the useful life of the asset.

  Other Assets

  Other assets consist primarily of security deposits on leased computer equipment and office furniture and equipment. The deposits will be applied against the final month's lease payments.

  Revenue Recognition and Accounts Receivable

  The Company offers annual subscriptions to its customers for Internet access and also may arrange for advance payments under contracts to deliver business connectivity services. Advance payments for these services are deferred and recognized in the periods in which the services are performed. Equipment sales are recognized upon shipment. Receivables generally are due within 30 days. The Company does not generally require collateral from its customers.

  Advertising Costs

  The Company expenses advertising costs as incurred. Advertising expense totaled $24,600, $488,900, and $1,631,100 in 1994, 1995 and 1996, respectively.

                              DIGEX, INCORPORATED

1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Stock Options Granted to Employees

  The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation, which encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement 123, effective for 1996, does not require companies to change their existing accounting for stock-based awards, but if the new fair value method is not adopted, pro forma income and earnings per share data should be provided in the notes to the financial statements. The Company has supplementally disclosed in
Note 5 the required pro forma information as if the fair value method had been adopted.

  Income Taxes

  The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Reclassifications

  Certain amounts in the 1994 and 1995 statements of operations have been reclassified to conform with the 1996 presentation.

2.   AGREEMENT WITH CUSTOMER

  In June 1996, the Company entered into a six-year private network agreement with WinStar Communications, Inc. As part of the agreement, WinStar will purchase $5 million of connectivity services which was paid in advance in June 1996. WinStar also received warrants to purchase 240,000 shares of common stock for $3.75 per share. The warrants were valued at $228,000, or $0.95 per share, based on an independent valuation of the Company's common stock and the use of a generally accepted warrant valuation methodology. The estimated value of the warrants was recorded as additional paid-in capital of $228,000 and deferred revenue associated with the contract was initially recorded in the amount of $4,772,000. At December 31, 1996, the balance of deferred revenue related to this agreement was $4,383,000.

3.  LEASES

  Capital Leases

  The Company leases equipment under capital leases. Property and equipment includes the following amounts for leases that have been capitalized:

                                          DECEMBER 31, 1995  DECEMBER 31, 1996
                                        --------------------------------------
              Computer equipment                 $1,985,436         $9,679,319
              Office furniture and                  110,118            110,118
               equipment
                                        --------------------------------------
                                                  2,095,554          9,789,437
              Less accumulated                      444,683          2,213,564
               amortization             --------------------------------------
                                                 $1,650,871         $7,575,873
                                        ======================================

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                              DIGEX, INCORPORATED

Capital Leases (continued)

  Amortization of leased assets is included in depreciation and amortization expense.

  Future minimum payments under capital lease obligations consist of the following at December 31, 1996:

              1997                                      $3,492,955
              1998                                       3,054,273
              1999                                       2,107,585
              2000                                         399,690
                                                        ----------
              Total minimum lease payments               9,054,503
              Less amounts representing interest         1,333,840
                                                        ----------
              Present value of net minimum lease
               payments (including current
               portion of $2,842,517)                   $7,720,663
                                                        ==========

  Operating Leases

  The Company leases certain office space and equipment under noncancelable operating leases that expire in various years through 2001. Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1996:

              1997                                                    $  810,771
              1998                                                       677,661
              1999                                                       539,158
              2000                                                       317,686
              2001                                                        19,525
                                                                   -------------
              Total minimum lease payments                            $2,364,801
                                                                   =============

              Rental expense consisted of the following:




                                            1994             1995        1996
                                         ---------------------------------------
              Office and storage         $19,200           $123,749   $  407,913
              Furniture and equipment     28,915            133,889      536,502
                                         ---------------------------------------
                                         $48,115           $257,638   $  944,415
                                         =======================================

4.   LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996:

     Note payable bearing interest at 10.07%, maturing in monthly installments through
      November 1999, and secured by equipment                                               $1,119,458
     Note payable bearing interest at 10.00%, maturing in monthly installments through
      April 1998, and secured by equipment                                                     666,070
     Other notes payable, principally at 10% due through November 2001                         128,577
                                                                                            ----------

                                                                                             1,914,105
Less current maturities                                                                        895,653
                                                                                            ----------
                                                                                            $1,018,452
                                                                                            ==========


                              DIGEX, INCORPORATED

4.   LONG-TERM DEBT (CONTINUED)

  Maturities of long-term debt are as follows:

Year ending December 31,
              1997          $  895,994
              1998             622,390
              1999             384,323
              2000               5,812
              2001               5,586
                            ----------
                            $1,914,105
                            ==========

  The note payable with a balance of $666,070 at December 31, 1996 requires the maintenance of a compensating cash balance of at least $5,000,000.

  The estimated fair value of long-term debt at December 31, 1996 approximates its carrying value.

5.   STOCK OPTIONS

  In 1995, the Company approved and adopted its 1995 Stock Option Plan. In 1996, the Company approved and adopted its 1996 Equity Participation Plan. The Plans are administered by the Board of Directors. The Plans provide for the granting of either qualified or non-qualified options to purchase an aggregate of up to 2,500,480 shares of common stock to eligible employees, officers, directors and consultants of the Company. The 1996 Equity Participation Plan also provides for the granting of other equity participation instruments.

  The following table summarizes the option activity under the Plans for the two year period ended December 31, 1996:

                                                      SHARES                              WEIGHTED AVERAGE
                                                    OUTSTANDING        EXERCISABLE         EXERCISE PRICES
                                                 ----------------------------------------------------------

Balances at January 1, 1995                                -                    -                  --
               Granted                               632,280                    -               $0.25
               Became exercisable                          -              188,280               $0.25
               Canceled                               (2,050)                   -               $0.25
                                                   ------------------------------
 Balances at December 31, 1995                       630,230              188,280               $0.25

               Granted                             1,924,540                    -               $5.42
               Became exercisable                          -              353,535
               Exercised                              (4,300)                                   $0.25
               Canceled                              (41,145)                                   $3.81
                                                   ------------------------------
 Balances at December 31, 1996                     2,509,325              541,815
                                                   ------------------------------
 Weighted average  exercise price of  options
    exercisable at December 31, 1996                                     $   1.08
                                                                         ========
 Weighted average exercise  price of options
    outstanding at December 31,1996                    $4.16
                                                   =========


                              DIGEX, INCORPORATED

5.  STOCK OPTIONS (CONTINUED)

  Exercise prices for options outstanding as of December 31, 1996 ranged from $0.25 to $10.38 as follows:

                                                                    WEIGHTED
                                  OPTIONS       EXERCISE PRICE      AVERAGE
                                OUTSTANDING                        REMAINING
                                                                CONTRACTUAL LIFE

                                ------------------------------------------------
                                 1,087,239          $ 0.25         8.9 years
                                   660,286          $ 3.73         9.4 years
                                   565,100          $10.00         9.5 years
                                   196,700          $10.38         9.9 years

  All of the options granted through December 31, 1996 are non-qualified stock options and vest over 3 or 4 years. At the dates of grant, the estimated fair value of a share of the Company's common stock ranged from $2.28 to $10.00. The Company will record compensation expense of $2,658,439 over the vesting period of the options. For the years ended December 31, 1995 and 1996, the Company recorded $475,442 and $788,733 of compensation expense, respectively. The Company will record additional compensation expense related to option grants through December 31, 1996 as follows:

              1997      $  747,161
              1998         527,628
              1999         119,475
              --------------------
              Total     $1,394,264
                        ==========

  For the years ended December 31, 1995 and 1996, pro forma net income and earnings per share information required by Statement 123 has been determined using the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.50%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .01 and .467 for options granted prior to and after the public offering, respectively, and an expected life of granted options which varies from three to four years depending upon the vesting period. The weighted-average grant-date fair value of options granted during 1996 was $2.25 for options granted with an exercise price less than the estimated fair value of the common stock on the grant date and $1.40 for options granted with an exercise price equal to the market price of the common stock on the grant date.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss is $(4,470,366) and $(24,313,365) for the years ended December 31, 1995 and 1996, respectively. Pro forma loss per share attributable to common stockholders is $(0.70) and $(4.01) for the years ended December 31, 1995 and 1996, respectively. The effect of compensation expense from stock options on 1995 pro forma net loss reflects only the vesting of 1995 awards and the first year of vesting of the 1996 awards. However, 1996 pro forma net loss reflects the second year of vesting of the 1995 awards. Because the granted stock options vest over a 3 or 4 year period, not until 1998 is the full

                              DIGEX, INCORPORATED

5.  STOCK OPTIONS (CONTINUED)

the 1995 awards and the first year of vesting of the 1996 awards. Because the granted stock options vest over a 3 or 4 year period, not until 1998 is the full effect of recognizing compensation expense for stock options representative of the possible effects on pro forma net income for future years.


6.  10% CONVERTIBLE DEBENTURES AND DETACHABLE STOCK WARRANTS

  In November 1995 the Company issued $2,000,000 of 10% Convertible Debentures ("the Debentures") with detachable stock warrants to purchase 299,946 shares of common stock at an exercise price of $0.25 per share for cash proceeds of $2,000,000. In February 1996 the Company issued an additional $1,000,000 of the Debentures with detachable stock warrants to purchase 166,378 shares of common stock at an excercise price of $0.25 per share for cash proceeds of $1,000,000. Upon issuance of the Debentures, the warrants were valued based on an independent valuation of the Company's common stock and the use of a generally accepted warrant valuation methodology. The estimated value of the warrants was recorded as additional paid-in capital and the Debentures were recorded net of the corresponding discount.

  In May 1996 the Debentures were converted into Series B Preferred Stock. In October 1996, upon the closing of the Company's initial public offering, all of the outstanding Series B Preferred Stock and all of the warrants issued in connection with the Debentures were exercised or converted into common stock.

7. SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK, SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK AND DETACHABLE STOCK WARRANTS

  In 1995 the Company issued 45,455 shares of Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A") with detachable stock warrants for cash proceeds of $4,000,000. The detachable stock warrants entitled the holders to purchase 1,120,000 shares of common stock for an aggregate purchase price of $100. These warrants were valued at $1,913,215, or $1.71 per share, based on an estimate at the date of the transaction of the relative value of the Series A and the warrants. The costs of issuance of $549,350 were deducted proportionately from the proceeds allocated to the warrants and the Series A. Charges to retained earnings were recorded during the period the Series A was outstanding to accrete the Series A to its redemption value using the interest method.

  In connection with the issuance of the Series A, the Company also issued warrants to purchase 91,200 shares of common stock with an exercise price of $2.63 per share to its investment bankers.

  The Series A converted into 500,000 shares of common stock upon the closing of the Company's initial public offering in October 1996. The holders of the warrants issued in connection with the Series A also exercised all of the warrants in exchange for 1,211,200 shares of common stock.


  In May 1996, the Company issued 50,000 shares of Series B Mandatorily Redeemable Preferred Stock ("Series B") for $5,000,000. Also in May 1996, and as described in Note 6, holders of the Debentures with a face value of $3,000,000 converted the Debentures into 31,264 shares of Series B. Upon the closing of the Company's initial public offering in October 1996, the total outstanding shares of Series B of 81,264 converted into 2,180,366 shares of common stock.

                              DIGEX, INCORPORATED

8.   COMMON STOCK

  In March 1995, the Company amended and restated the Articles of Incorporation to authorize the issuance of 49,800,000 shares of $.01 par value common stock and 200,000 shares of $1 par value Series A Mandatorily Redeemable Convertible Preferred Stock with a redemption price and liquidation value of $100 per share. In conjunction with the amendment, the Board of Directors approved a 505.26-for-1 stock split, effected in the form of a stock dividend. In August 1995, the Board of Directors approved a 10-for-1 stock split, also effected in the form of a stock dividend. In October 1996, the Board of Directors approved a 1- for -2.5 reverse stock split in connection with the Company's initial public offering of common stock. All share and per share amounts in the accompanying financial statements have been restated to retroactively reflect all splits.

9.   LOSS PER SHARE

  The following table summarizes the computations of share amounts used in the computation of loss per share presented in the accompanying statements of operations (in thousands of shares):

                                                     YEAR  ENDED
                                                     DECEMBER 31,
                                                ---------------------
                                                  1994   1995   1996
                                                ---------------------
Weighted average number of shares of common      1,718  1,708  3,583
 stock outstanding during the period

Effect of options and warrants to purchase
 common stock issued within one year of
 registration statement                          2,990  2,990  1,495

Effect of convertible debentures and preferred
 stock issued within one year of registration
 statement                                       2,180  2,180  1,090
                                                --------------------
Total common and common equivalent shares of
 stock considered outstanding during the year    6,888  6,878  6,168
                                                --------------------

  Loss per share is based upon the average number of shares of common stock outstanding during each period. As required by the Securities and Exchange Commission, all common stock warrants, options, convertible debentures, and convertible preferred stock issued by the Company at exercise prices or conversion rates below the expected public offering price during the twelve-month period prior to the initial public offering date have been included in the computations as if they were outstanding for all periods included in the initial public offering registration statement, which included the first six months of 1996, even if the result was anti-dilutive.

  Accordingly, the computation of loss per share in 1996 includes the anti-dilutive effect of the securities issued within one year of the initial public offering registration statement for only six months, or the interim period in 1996 included in the initial public offering registration statement. These securities are not considered outstanding for the last six months of 1996 as the effect on the computation is anti-dilutive.

  For purposes of computing net loss per common share attributable to common stockholders for the twelve months ended December 31, 1996, the net loss was reduced by $1,058,466 of interest expense attributable to the Debentures which converted into Series B during the period.

                              DIGEX, INCORPORATED

10.   INCOME TAXES

  Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                      1995          1996
                                                ----------------------------
Deferred tax liability:
 Tax over book depreciation                       $    49,581   $    422,631

Deferred tax assets:
 Net operating loss carryforward                    1,382,447      8,431,204
 Allowance for doubtful accounts                       19,310        300,197
 Stock option compensation expense                    183,615        488,224
 Accrued bonuses                                       23,172              -
 Networth agreement deferred revenue                        -      1,692,715
 Charitable Contributions                                   -          2,377
                                                ----------------------------
Total deferred tax assets                           1,608,544     10,914,717
                                                ----------------------------
Net future income tax benefit                       1,558,963     10,492,086
                                                ----------------------------
Valuation allowance for net deferred tax assets    (1,551,282)   (10,484,405)
                                                ----------------------------
Net deferred tax assets                           $     7,681   $      7,681
                                                ============================

  As of December 31, 1996, the Company had net operating loss carryforwards of approximately $21,800,000. These carryforwards expire through 2011. At the initial public offering date, the Company underwent a change in control for federal income tax purposes. It is not expected that this ownership change will materially limit the future use of net operating loss carryforwards.

  The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows:


                                                      1994         1995          1996
                                                   --------------------------------------
 Expected federal income tax benefit at 34%          $(26,538)  $(1,352,150)  $(7,923,652)
 State income tax benefit, net of federal expense      (3,606)     (183,733)   (1,076,685)
 Expenses not deductible for tax purposes               4,357         3,602        42,524
 Effect of valuation allowance                         17,723     1,533,559     8,933,122
 Other                                                 11,534        (1,278)       24,691
                                                   --------------------------------------
 Total                                               $  3,470   $     -       $     -
                                                   ======================================


11.   EMPLOYEE BENEFIT PLAN

  The Company established a defined contribution benefit plan effective July 1, 1995. The plan covers substantially all employees who have three months of service with the Company or who were employed by the Company on July 1, 1995. Participants may contribute from 1% to 15% of their annual compensation to the plan. In addition, the Company may make discretionary profit-sharing contributions to the plan. No contributions were made by the Company during 1995 or 1996.

12.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                  1994      1995        1996
                                               -------------------------------
Cash paid during the period for:
 Interest                                        $   -   $  105,100  $  507,752
 Taxes                                               -            -           -

Non-cash investing and financing activities:
 Equipment acquired under capital lease              -   2,095,600   9,789,437


                              DIGEX, INCORPORATED

13.   SUBSEQUENT EVENT

  On January 3, 1997, the Company acquired all of the assets of Electronics Press Services Group (EPSG) for approximately $805,000 in cash and the assumption of approximately $20,000 in liabilities. Additionally, the Company issued to the sellers warrants to purchase 175,000 shares of common stock.
These warrants are exercisable at any time during the period from December 31, 1997 through January 1, 2000 at $10.38 per share. The acquisition was accounted for as a purchase and resulted in the recording of approximately $613,000 of goodwill that will be amortized over 10 years

  EPSG designs, integrates and manages electronic commerce solutions for corporate Internet Web sites. The acquisition of EPSG is an element of the Company's heightened focus on and evolving commitment to the most critical and highest revenue-producing customers, such as software publishers and mission-critical applications with high access and reliability requirements. Further investments in this strategy are comtemplated.

                              DIGEX, INCORPORATED

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
DIGEX, Incorporated

We have audited the accompanying balance sheets of DIGEX, Incorporated as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DIGEX, Incorporated at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                        /s/ Ernst & Young LLP

Baltimore, Maryland
February 24, 1997

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  The information called for by Item 9 is incorporated by reference to the information under the caption "Election of Directors" in the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 1997.

ITEM 10.        EXECUTIVE COMPENSATION

  The information called for by Item 10 is incorporated by reference to the information under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 1997.

ITEM 11.         SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information called for by Item 11 is incorporated by reference to the information under the captions "Equity Securities and Certain Holders thereof" and "Election of Directors" in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 1997.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by Item 12 is incorporated by reference to the information under the captions "Election of Directors" and "Other Relationships" in the Company's definitive proxy statement, which will be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than April 30, 1997.

                                    PART IV.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K


A.   EXHIBITS

EXHIBIT NO.  DESCRIPTION OF EXHIBIT
-----------------------------------------------------
       3.1*  Amended and Restated Certificate of
             Incorporation of the Registrant.
       3.2*  Restated By-Laws of the Registrant.
       4.1*  Form of Common Stock certificate.
      10.1*  MCI Special Customer Arrangement
             between MCI Telecommunications
             Corporation and Digital Express Group,
             Inc. dated March 28, 1996. (1)
      10.2*  Customer contract with LCI
             International, Inc. dated May 29, 1996. (1)
      10.3*  Customer contract with WinStar
             Communications, Inc. dated June 6, 1996.
      10.4*  Warrant agreement with WinStar
             Communications, Inc. dated June 6, 1996.
      10.5   Peering Agreements
             *(a)  Agreement for T1 Gateway
             Attachment Services, as amended, with
             ANS CO+RE Systems Inc. dated February
             1, 1994. (1)
             *(b)  Bilateral Interconnection
             Agreement with PSI Net Inc. dated
             February 7, 1996.
             *(c)  Peering Agreement with MCI
             Telecommunications Corporation dated
             April 21, 1995.
      10.6*  Agreement with Hughes Network Systems,
             Inc. dated June 7, 1996.
      10.7*  Lease agreement with Banbury Associates
             Limited Partnership dated November 17,
             1994.
      10.8*  Lease Agreement with George
             Christancos, dated December 4, 1996.
      10.9*  Lease Agreement with Executive Office
             Network, Ltd.
     10.10*  Sublease Agreement with A.S. McGaughaan.
     10.11*  Employment and consulting agreements
             (a)   Clyde A. Heintzelman, dated March
             19, 1995.
             (b)   Christopher R. McCleary, dated
             February 1, 1996.
             (c)   Brian M. Deobald, dated March 25,
             1996.
             (d)   Earl P. Galleher, dated March 25,
             1996.
             (e)   Nicholas J. Magliato, dated March
             25, 1996.
             (f)   William A. Pendley, dated April
             1, 1996.
             (g)   Thomas M. Brandt, Jr. Dated June
             1, 1996.
     10.12*  Incentive Stock Option Plan.
     10.13*  Securities Purchase Agreement with
             Grotech Partners IV, L.P., Venrock
             Associates, Southern Venture Fund II,
             L.P., Douglas E. Humphrey and Michael
             T. Doughney dated March 24, 1995.
     10.14*  Stockholders Agreement with Grotech
             Partners IV, L.P., Venrock Associates,
             Southern Ventures II, L.P. Douglas E.
             Humphrey and Michael T. Doughney dated
             March 24, 1995.
     10.15*  (a)   Warrant Agreement with Grotech
             Partners IV, L.P. dated March 24, 1995.
             (b)   Warrant Agreement with Venrock
             Associates dated March 24, 1995.
             (c)   Warrant Agreement with Southern
             Venture Fund II, L.P. dated March 24,
             1995.
     10.16*  Loan and Security Agreement with
             Silicon Valley Bank dated April 11,
             1996.
     10.17*  First Amendment to Loan and Security
             Agreement with Silicon Valley Bank
             dated May     1996.
     10.18*  Revolving Promissory Note with Silicon
             Valley Bank dated April 11, 1996.
     10.19*  Securities Purchase, Conversion and
             Exchange Agreement with Grotech
             Partners IV, L.P., Grotech Partners
             III, L.P., Grotech III Companion Fund,
             L.P., Grotech III Pennsylvania Fund,
             L.P., Venrock Associates, Venrock
             Associates II, L.P., Southern Venture
             Fund II, L.P., Blue Chip Capital Fund
             Limited Partnership, Crisler Capital
             Company, Limited Partnership dated May
             30, 1996.
     10.20*  Series C Subordinated Convertible
             Debentures Agreement of September 27,
             1996
     10.21*  Promissory Note with Blue Chip Capital
             Fund Limited Partnership, dated October
             7, 1996
     10.22*  Form of Warrant agreement with Blue
             Chip Capital Fund Limited Partnership
      11.1   Statement of Computation of per share
             earnings (information provided in Note
             9 of the audited financial statements
      23.1   Consent of Ernst & Young LLP (included
             herein)
      24.1   Power of Attorney (included herein on page 40)

      27     Financial Data Schedule (included herein)
-----------

* Incorporated by reference to the exhibit of the same number from the Company's Registration Statement on Form SB-2, File No. 333-05871.

(1) Subject to a request for confidential treatment; the entirety of this exhibit has been filed separately with the Securities and Exchange Commission.

A.  REPORTS ON FORM 8-K

  The Company filed no Reports on Form 8-K during the year ended December 31, 1996.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIGEX, INCORPORATED


Date:    March 31, 1997       By        /s/ Christopher R. McCleary
Christopher R. McCleary         -------------------------------------------
                                      Chairman of the Board, President and
                                           Chief Executive Officer


Date:    March 31, 1997       By         /s/ John C. Welling
                                -------------------------------------------
                                            John C. Welling
                                 Vice President, Chief Financial Officer,
                                        Controller and Secretary

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher R. McCleary and John C. Welling and both of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE             TITLE                       DATE
         ---------             -----                       ----

/s/ Christopher R. McCleary    Chief Executive Officer,    March 31, 1997
---------------------------     President and Chairman
Christopher R. McCleary         of the Board  (principal
                                executive officer)


/s/ John C. Welling            Vice President, Chief       March 31, 1997
----------------------------    Financial Officer,
John C. Welling                 Controller and
                                Secretary (principal
                                accounting officer)

/s/ Douglas E. Humphrey        Senior Vice President,      March 31, 1997
---------------------------     Director
Douglas E. Humphrey


    /s/ Frank A. Adams         Director                    March 31, 1997
---------------------------
        Frank A. Adams


/s/ Thomas H. Cato             Director                    March 31, 1997
---------------------------
Thomas H. Cato

/s/ William F. Earthman, III   Director                    March 31, 1997
----------------------------
William F. Earthman, III

/s/ Ray A. Rothrock            Director                    March 31, 1997
----------------------------
Ray A. Rothrock

/s/ Robert M. Stewart          Director                    March 31, 1997
----------------------------
Robert M. Stewart

/s/ John H. Waynt              Director                    March 31, 1997
---------------------------
John H. Wyant