Form 10QSB
period 1997-03-31
DIGEX INC
filed 1997-05-15
CIK 943756

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1997.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to _________

Commission file number 001-12281

                               DIGEX, Incorporated
        (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                             52-1986462
--------                                             ----------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

One DIGEX Plaza
Beltsville, MD                                               20705
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)

                                 (301) 847- 5000
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X       No
     ----------     ----------

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common Stock, $.01 Par Value: 11,490,715 shares outstanding as of May 12, 1997

Transitional Small Business Disclosure Format (check one):

Yes             No     X
    ----------     ----------

                                   INDEX                                    PAGE

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
           Balance Sheets--December 31, 1996 and March 31, 1997               3
           Statements of Operations--Three Months Ended March 31,
             1996 and 1997                                                    4
           Statements of Cash Flows--Three Months Ended March 31,1996
             and 1997                                                         5
           Notes to Financial Statements--March 31, 1997                      6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        9

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    11

Exhibit (11), computation of earnings per share, is not presented herein but the related information is included in notes to financial statements.

Signatures                                                                   12

                              DIGEX, Incorporated
                                 Balance Sheets
                                 (in thousands)

                                               December 31, 1996  March 31, 1997
                                               -----------------  --------------
                   ASSETS                          (audited)        (unaudited)

Current assets:
Cash and cash equivalents                            $32,667          $23,192
Accounts receivable, less allowance of $777 at
  December 31, 1996 and $924 at March 31, 1997         3,298            5,571
Inventory and prepaid assets                           1,250            1,451
Deferred income taxes                                      8                8
                                                     -------          -------
  Total current assets                                37,223           30,222

Property and equipment:
Computer equipment and software                       20,302           25,519
Office furniture and equipment                         1,099            2,078
Leasehold improvements                                   793              962
                                                     -------          -------
   Total property and equipment                       22,194           28,559
Accumulated depreciation and amortization              3,616            5,156
                                                     -------          -------
   Net property and equipment                         18,578           23,403

Other assets                                             972            1,833
                                                     -------          -------

Total assets                                         $56,773          $55,458
                                                     =======          =======

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                 $8,501          $12,460
Deferred revenue                                       4,931            4,716
Current portion of capital lease obligations           2,843            4,045
Current portion of long-term debt                        896            1,061
                                                     -------          -------
  Total current liabilities                           17,171           22,282

Capital lease obligations, less current portion        4,878            7,381

Long-term debt                                         1,018            1,134

Stockholders' equity:
  Preferred stock, $1.00 par value:
    Authorized shares -- 3,000 at December 31, 1996
    and March 31, 1997; Issued and outstanding shares --
    none at December 31, 1996 and March 31, 1997
  Common Stock, $.01 par value:
     Authorized shares 47,000 at December 31, 1996 and
     March 31, 1997; Issued and outstanding shares --
     11,285 at December 31, 1996 and 11,295 at March
     31, 1997                                            113              113
  Additional paid-in capital                          61,947           62,540
  Accumulated deficit                                (28,354)         (37,992)
                                                     -------          -------
  Total stockholders' equity                          33,706           24,661
                                                     -------          -------

Total liabilities and stockholders' equity           $56,773          $55,458
                                                     =======          =======

                       See notes to financial statements.

                               DIGEX, Incorporated
                            Statements of Operations
                    (in thousands, except per share amounts)

                                                            Three Months Ended
                                                                  March 31
                                                          ---------------------
                                                            1996         1997
                                                          --------    ---------
                                                          (audited)  (unaudited)

Net revenue:
     Business Internet services                           $  1,996     $  7,688
     Equipment sales                                           236        1,053
                                                          --------     --------
        Total revenue                                        2,232        8,741

Costs and expenses:
     Network operations                                      1,771        8,221
     Cost of equipment sales                                   189          911
     Sales and marketing                                       674        5,720
     General and administrative                                557        1,790
     Depreciation and amortization                             347        1,623
                                                          --------     --------
Total expenses                                               3,538       18,265
                                                          --------     --------

Loss from operations                                        (1,306)      (9,524)

Other income (expense):
     Interest and other income                                  15          232
     Interest expense                                         (541)        (346)
                                                          --------     --------
                                                              (526)        (114)
                                                          --------     --------

Net loss                                                    (1,832)      (9,638)

Accretion of Series A Mandatorily Redeemable
     Convertible Preferred Stock to redemption
     value                                                    (123)        --
                                                          --------     --------

Net loss attributable to common stockholders              $ (1,955)    $ (9,638)
                                                          ========     ========

Net loss per common share attributable
     to common stockholders                               $  (0.13)    $  (0.85)
                                                          ========     ========

Average common and common equivalent shares
     outstanding                                            15,580       11,295
                                                          ========     ========

                       See notes to financial statements.

                               DIGEX, Incorporated
                            Statements of Cash Flows
                                 (in thousands)

                                                     Three Months Ended March 31
                                                            1996         1997
                                                           -------     --------
                                                          (audited)  (unaudited)
Operating Activities:
Net loss                                                   $(1,832)    $ (9,638)
Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                              347        1,623
    Amortization of debt discount charged to interest
      expense                                                  439         --
    Non-cash compensation recorded for vested stock
       option grants                                           121          187
    Non-cash compensation recorded for 401(K) matching          --          119
    Changes in operating assets and liabilities:
       Accounts receivable, net                               (203)      (2,029)
       Inventory and prepaid expenses                          (59)        (201)
       Accounts payable and accrued expenses                 1,373        3,959
       Deferred revenue                                          8         (215)
                                                           -------     --------
Net cash provided by (used in) operating activities            194       (6,195)

Investing Activities:
Purchases of property and equipment, net                    (1,109)      (1,610)
Acquisition of Electronic Press Services Group                --           (844)
Increase in other assets                                       (39)        (263)
                                                           -------     --------
Net cash used in investing activities                       (1,148)      (2,717)

Financing Activities:
Proceeds from issuances of long-term debt                     --            477
Repayment of long-term debt                                   --           (196)
Repayment of capital lease obligations                        (151)        (844)
Issuance of debentures and detachable stock warrants         1,000         --
                                                           -------     --------
Net cash provided by (used in) financing activities            849         (563)
                                                           -------     --------

Net decrease in cash and cash equivalents                     (105)      (9,475)
Cash and cash equivalents at beginning of period               833       32,667
                                                           =======     ========
Cash and cash equivalents at end of period                 $   728     $ 23,192
                                                           =======     ========

Interest paid                                              $    41     $    359
                                                           =======     ========

                       See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1997
               (In thousands, except share and per share amounts)

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the DIGEX, Incorporated annual report on Form 10-KSB for the year ended December 31, 1996.

      Certain reclassifications have been made to prior years' financial statements to conform to current years' presentation.

2.    Acquisition of Electronic Press Services Group

      On January 3, 1997, the Company acquired all of the assets of Electronic Press Services Group (EPSG) for approximately $805 in cash and the assumption of approximately $20 in liabilities. Additionally, the Company issued to the sellers warrants to purchase 175,000 shares of common stock. These warrants are exercisable at any time during the period from December 31, 1997 through January 1, 2000 at $10.38 per share. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets received of $613 has been recorded as goodwill, which will be amortized over a ten year period.

      EPSG designs, integrates and manages electronic commerce solutions for corporate Internet Web sites. The acquisition of EPSG is an element of the Company's heightened focus on and evolving commitment to the most critical and highest revenue-producing customers, such as software publishers and mission-critical applications with high access and reliability requirements.

3.    Capital Lease Obligations

      The Company leases equipment under capital leases. Property and equipment includes the following amounts for leases that have been capitalized:

                                               December 31, 1996  March 31, 1997
                                               -----------------  --------------

Computer equipment .............................     $9,679          $14,339
Office furniture and equipment .................        110              110
                                                     ------          -------
                                                      9,789           14,449
Less accumulated amortization ..................      2,214            3,116
                                                     ------          -------
                                                     $7,575          $11,333
                                                     ======          =======

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.    Capital Lease Obligations (Continued)

      Amortization of leased assets is included in depreciation and amortization expense.

      Future minimum payments under capital lease obligations consist of the following at March 31, 1997:

Through December 31, 1997.............................................  $ 4,016
                     1998.............................................    4,888
                     1999.............................................    3,760
                     2000.............................................    1,099
                     2001.............................................      111
                                                                        -------
Total minimum lease payments .........................................   13,874
Amounts representing interest ........................................    2,448
                                                                        -------
Present value of net minimum lease payments (including current portion of $ 4,045).................................................  $11,426
                                                                        =======

4.    Loss Per Share

      The following table summarizes the computations of share amounts used in the computation of loss per share for the periods ended March 31, 1996 and March 31, 1997 (in thousands of shares):

                                                            Three Months Ended
                                                                March 31,
                                                              1996     1997
                                                             ----------------
Weighted average number of shares of common stock
   outstanding during the period                              4,045    11,295
Effect of options and warrants to purchase common
   stock issued within one year of registration
   statement                                                  6,082      --
Effect of convertible debentures and preferred stock
   issued within one year of the registration
   statement                                                  5,453      --
                                                             ----------------
Total shares considered outstanding                          15,580    11,295
                                                             ================

      Loss per share is based on the average number of shares of common stock outstanding during the period, adjusted for the effect of other outstanding securities as described in the following sentence. As required by the Securities and Exchange Commission, all common stock options, warrants, convertible debentures, and convertible preferred stock issued by the Company at exercise prices or conversion rates below the expected public offering price during the twelve month period prior to the initial public offering date have been included in the computation as if they were outstanding for all of the periods included in the initial public offering Registration Statement, which included the first three months of 1996, even if the result was anti-dilutive.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4.    Loss Per Share (Continued)

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.

5.    Income Taxes

      No provision for income taxes is expected for 1997 as the Company expects to incur a net loss for the year and does not meet the criteria for recognizing an income tax benefit under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

      DIGEX is a leading national Internet carrier that focuses exclusively on business customers. The Company was founded and incorporated in 1990 by a group of Internet pioneers as a local provider of dial-up Internet connectivity. After receiving its first major infusion of institutional equity capital in March 1995, the Company reoriented its strategy to focus exclusively on business customers that generally require high bandwidth connectivity, and began to develop its Web Site management business. Additionally, the Company brought in an experienced management team in the first quarter of 1996. In the second quarter of 1996, the Company completed a DS-3 backbone ring around the continental United States, enabling the Company to provide its solutions to business customers nationwide.

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

      The Company has made significant investments in developing and expanding its network infrastructure and its customer service and sales and marketing efforts. The substantial costs incurred in connection with this expansion contributed heavily to the Company's operating losses in 1996 and the three months ended March 31, 1997. In anticipation of future growth, the Company expects to continue to make significant investments in its network infrastructure, to be funded primarily from existing cash and equipment financing. In addition, the Company expects to focus in the near term on increasing its subscriber base of high-end Web Site management and business connectivity customers, which will require it to increase and accelerate its overall sales and marketing costs, as higher sales and marketing costs are incurred in the first half of 1997 in order to capture high-end customers more quickly. This effort is likely to have an adverse effect on operating results, at least in the near term. The Company's business connectivity and Web Site management customers have expanded from approximately 500 and 1,500 accounts at December 31, 1995 and December 31, 1996, respectively, to approximately 2,000 accounts at March 31, 1997.

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

      In view of the significant growth of the Company's operations, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance and that the Company may experience future period-to-period fluctuations in operating results. The Company's short-term focus is on building and expanding its customer base, which will require it to make significant investments in its network infrastructure, personnel, marketing the development of new products and services, and, in particular, sales and marketing costs, and which may adversely impact short-term operating results. The Company expects to incur operating and net losses in 1997. There can be no assurance that the Company will achieve or sustain profitability in the future.

                             Results of Operations



      Three Months Ended March 31, 1997 Compared With Three Months Ended March 31, 1996

Revenue

      The Company derives its revenue from providing a comprehensive range of Internet solutions, including business connectivity, Web Site management and security and other network products. Revenue grew 292% from $ 2.2 million in the three months ended March 31, 1996 to $ 8.7 million in the three months ended March 31, 1997, the majority of which was due to the Company's increased focus on business customers, who generally require high bandwidth connectivity, and the associated expansion of its sales and marketing efforts, including the creation of a direct sales force, and to the development of the Company's Web Site management business.

Cost of Revenue

      Cost of revenue consists primarily of local access costs, network infrastructure, leased network backbone circuit costs and network operations and support costs, and cost of equipment sales. Network operations and support costs consist primarily of personnel expenses relating to the operation of the network infrastructure, including monitoring network traffic and quality, and costs of providing technical support to customers. Cost of revenue increased 366% from $
2.0 million in the three months ended March 31, 1996 to $ 9.1 million in the three months ended March 31, 1997. Cost of revenue increased as a percentage of revenues from 88% in the 1996 period to 104% in the 1997 period. The increase in cost of revenue was primarily due to costs associated with the Company's increased focus on business customers. These costs include the hiring of additional personnel to support the Company's expanding customer base and the higher support requirements of business customers as well as the expansion of the network backbone, the establishment of a 24x7x365 Network Operations Center, and the building of redundant facilities. For example, the Company's customer support and network operations personnel increased from 51 at March 31, 1996 to 187 at March 31, 1997. The Company plans to continue to expand its network through 1997, which in turn will continue to increase cost of revenue. As the costs associated with this expansion have been and will be incurred by the Company in anticipation of growth in its customer base, the Company believes that, over time, cost of revenue as a percentage of revenues will decline as its customer base expands. However, in 1997, the Company expects its contribution margin to be insufficient to absorb expected levels of selling, general and administrative costs.

Sales and Marketing

      Sales and marketing costs consist primarily of salaries and expenses of sales and marketing personnel, advertising and promotion and marketing materials. Sales and marketing costs rose 749% from $674,000 for the three months ended March 31, 1996 to $5.7 million in the same period in 1997. Sales and marketing costs increased as a percentage of revenues from 30% in the 1996 period to 65% in the 1997 period. The increase in sales and marketing costs was primarily due to the Company's increased focus on business customers. The Company's prior business strategy required minimal sales and marketing. The change in strategy required the hiring of additional sales and marketing personnel (from 38 at March 31, 1996 to 209 at March 31, 1997) and the expansion of advertising and promotional activities and product development efforts. In addition, the Company expects to focus in the near term on increasing its subscriber base of high-end Web Site management and business connectivity customers, which will require it to increase and accelerate its overall sales and marketing cost, as higher sales and marketing costs are incurred in the first half of 1997 in order to capture high-end customers more quickly. This effort is likely to have an adverse effect on operating results, at least in the near term.

General and Administrative

      General and administrative costs consist primarily of expenses associated with the Company's management, accounting, finance and administrative functions. General and administrative costs increased 221% from $ 557,000 in the three months ended March 31, 1996 to $ 1.8 million in the same period in 1997. This increase in general and administrative expenses was due primarily to the hiring of additional senior management, finance, accounting and administrative personnel to support the Company's expanding operations. The increase in the general and administrative costs resulted principally from the increase in the Company's general and administrative staff from 23 at March 31, 1996 to 55 at March 31, 1997.

Depreciation and Amortization

      Depreciation and amortization increased from $347,000 in the three months ended March 31, 1996 to $1.6 million in the three months ended March 31, 1997. The increase in 1997 is the result of significant investments related to developing and expanding the Company's network infrastructure.

Interest Expense, Net

      Interest expense, net decreased from $526,000 in the three months ended March 31, 1996 to $114,000 in the same period in 1997. The decrease in interest expense, net during the period was primarily due to interest income earned on short term investments.

Liquidity and Capital Resources

      Net cash used in operating activities was $6.2 million for the three months ended March 31, 1997 compared with cash provided by operating activities of $195,000 for the three months ended March 31, 1996. The increase in cash used in operating activities in 1997 was primarily the result of higher net losses caused by increased costs relating to the expansion of the Company's network and organizational infrastructure, including the hiring of additional management, marketing and sales, finance, accounting and administrative personnel.

      Net cash used in investing activities was $1.1 million and $3.0 million for the periods ended March 31, 1996 and March 31, 1997, respectively. The increase in cash used in investing activities resulted from increased fixed asset purchases, made primarily to support the Company's network infrastructure and Web Site management facilities, and the purchase of EPSG in January of 1997.

      Net cash provided by financing activities was $849,000 for the period ended March 31, 1996 compared to net cash used of $276,000 for the same period in 1997. The decrease is primarily due to repayment of capital lease obligations and the reduction of debt financing in the 1997 period.

      The Company currently anticipates that the remaining proceeds of the Company's 1996 initial public offering, together with approximately $15 million of secured lease financing and other financing arrangements and funds from operations, will be sufficient to meet the Company's anticipated working capital, lease commitments, network expansion and capital expenditure requirements in 1997. However, the Company anticipates that it will seek to arrange additional public or private or equity financing, including potentially, additional equipment financing, to afford the Company greater liquidity and flexibility. The Company expects that it will need to obtain such financing no later than the first quarter of 1998. Moreover, the Company may seek to raise additional funds in the event that the Company's estimate of operating losses and capital requirements change or prove inaccurate or in order for the Company to respond to unanticipated competitive pressures or to take advantage of unanticipated opportunities. There can be no assurance that additional financing will be available to the Company or that such financing will be available on acceptable terms.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed herewith:

     Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K

The Company filed no Reports on Form 8-K during the three months ended March 31, 1997.

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DIGEX, Incorporated


Date: May 13, 1997            /s/ Christopher R. McCleary
      ------------            ---------------------------
                              Christopher R. McCleary
                              Chairman of the Board, President
                              Chief Executive Officer


Date: May 13, 1997            /s/ John C. Welling
      ------------            -------------------
                              John C. Welling
                              (principal financial and chief accounting officer)
                              Vice President, Chief Financial Officer,
                              Controller and Secretary